Form 10-K
period 1995-12-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1996-03-28
CIK 832350

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from            to
Commission file number 33-21532

                                  DEAN WITTER MULTI-MARKET PORTFOLIO, L.P.

 (Exact name of registrant as specified in its Limited Partnership Agreement)

                 DELAWARE                                       13-3469595
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                           Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, N.Y. - 62nd Flr.               10048
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange
                                                   on which registered
                 None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                    Units of Limited Partnership Interest

                                              (Title of Class)


                                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes    X        No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $15,155,045.68 at January 31, 1996.

                                     DOCUMENTS INCORPORATED BY REFERENCE
                                                (See Page 1)

                               DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                 INDEX TO ANNUAL REPORT ON FORM 10-K
                                          DECEMBER 31, 1995


                                                                  Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I .

    Item      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 2-4

    Item      2.  Properties. . . . . . . . . . . . . . . . . . . . . . .   4

    Item      3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  4

    Item      4.  Submission of Matters to a Vote of Security Holders . . . 4

Part II.

    Item      5.  Market for the Registrant's Partnership Units and
                  Related Security Holder Matters. . . . . . . . . . . . .  5

    Item      6.  Selected Financial Data. . . . . . . . . . . . . . . . .  6

    Item      7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . 7-11

    Item      8.  Financial Statements and Supplementary Data. . . . . .  .11

    Item      9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . . 11

Part III.

    Item     10.  Directors, Executive Officers, Promoters and
                  Control Persons of the Registrant . . . . . . . . . . 12-15

    Item     11.  Executive Compensation . . . . . . . . . . . . . . . .   15

    Item     12.  Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . .   15

    Item     13.  Certain Relationships and Related Transactions . . . .   16

Part IV.

    Item     14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . .  17



                                 DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:
         Documents Incorporated                         Part of Form 10-K

    Partnership's Registration Statement
    on Form S-1, File No. 33-21532                            I and IV

    Supplemental Information Regarding
    Dean Witter Futures & Currency
    Management Inc.                                           I and IV

    December 31, 1995 Annual Report
    for the Dean Witter Multi-Market
    Portfolio, L.P.                                          II and IV



                                               PART I
Item 1.  BUSINESS
         (a) General Development of Business. Dean Witter Multi-Market Portfolio, L.P. (formerly named Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") is a Delaware limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies and options on futures contracts and physical commodities.
         Units of limited partnership interest in the Partnership were registered pursuant to a Registration Statement on Form S-1 (File No. 33-21532) which became effective on June 24, 1988. The offering of units was underwritten on a "best efforts" basis by Dean Witter Reynolds Inc. ("DWR"), a commodity broker and an affiliated corporation of the Partnership's General Partner, Demeter Management Corporation ("Demeter"). The Partnership commenced operations on August 31, 1988. On September 30, 1993 the guarantee with respect to the Partnership terminated, Commodity Corporation (U.S.A.) N.V., the original trading manager of the Partnership resigned and was replaced by Dean Witter Futures & Currency Management Inc. ("DWFCM"), an affiliate of DWR and Demeter. The Partnership was renamed as indicated above and is trading in a non-guaranteed structure with all assets committed to trading. The Partnership's net asset value per unit, as of December 31, 1995, was $1,080.82 representing a decrease
of 6.37    percent from the net asset value per unit of $1,154.31 at
December 31, 1994. For a more detailed description of the Partnership's business see subparagraph (c).

       (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.

         (c) Narrative Description of Business. The Partnership is in the business of speculative trading in commodity futures contracts and other commodity interests, pursuant to trading instructions provided by DWFCM. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's Prospectus, dated June 24, 1988, filed as part of the Registration Statement on Form S-1 and Supplemental Information regarding Dean Witter Futures & Currency Management Inc. (see "Documents Incorporated by Reference" Page 1), set forth below.
          Facets of Business
    1.  Summary                     1.   "Summary of the Prospectus"
                                         (Pages 2-11)

    2.  Commodity Markets          2.   "The Commodities Markets"
                                          (Pages 158-168)

    3.  Partnership's Commodity    3.   "Trading Policies" (Pages
        Trading Arrangements and         153-154) and Supplemental
        Policies                         Information Regarding Dean
                                         Witter Futures & Currency
                                         Management Inc. dated
                                         August 27, 1993.

    4.  Management of the Part-
        nership                   4.   "The Management Agreement"
                                       (Pages 156-158 and Supplemental
                                       Information Regarding Dean Witter
                                       Futures & Currency Management
                                       Inc. dated August 27, 1993).
                                       "The General Partner" (Pages 36-52)
                                       and "The Commodity Broker" (Pages
                                       154-155). "The Limited Partnership
                                       Agreement" (Pages 169-174).

   5.  Taxation of the             5.   "Federal Income Tax
       Partnership's                    Aspects" and "State and
       Limited Partners                 Local Income Tax Aspects"
                                        (Pages 176-184).

(d)      Financial Information About Foreign and Domestic Operations and
         Export Sales.

         The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and futures contracts on foreign exchanges.
Item 2.  PROPERTIES
         The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
         Demeter is not aware of any material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                               PART II



Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1995 was approximately 2,516. No distributions have been made by the Partnership since it commenced trading operations on August 31, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.
         Limited Partnership Units are registered for sale to the public in certain Canadian provinces.

Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                For the Years Ended December 31,
                                       1995                 1994               1993             1992               1991


Total Revenues
(including interest)                 1,268,953               2,945,000         6,045,087         2,932,287       29,662,942


Net Income (Loss)                   (1,045,666)                281,352         2,365,302       (9,968,836)        2,040,249


Net Income (Loss)
Per Unit (Limited
& General Partners)                     (73.49)                  29.95             89.47           (86.97)            20.10


Total Assets                        15,916,814              19,760,146        25,561,013        66,912,508      140,881,010


Total Limited
Partners' Capital                   15,216,606              19,003,112        21,990,643        61,302,344      119,398,731


Net Asset Value Per
Unit of Limited
Partnership Interest                  1,080.82                1,154.31          1,124.36          1,034.89         1,121.86


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR the commodity broker, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currencies and other commodity interest trading. DWR holds such assets in either segregated designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
         The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
         There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
         Either of these market conditions could result in restrictions on redemptions.
         Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership
(market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset commodity interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
         Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the credit-worthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and Demeter monitor credit-worthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
         Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
         Results of Operations. As of December 31, 1995, the Partnership's total capital was $15,547,338, a decrease of $3,808,992 from the Partnership's total capital of $19,356,330 at December 31, 1994. For the year ended December 31, 1995, the Partnership incurred a net loss of $1,045,666 and total redemptions aggregated $2,763,326.

         For the period ended December 31, 1995, the Partnership's total trading revenues including interest income were $1,268,953. The Partnership's total expenses for the period were $2,314,619, resulting in a net loss of $1,045,666. The value of an individual unit in the Partnership decreased from $1,154.31 at December 31, 1994 to $1,080.82 at December 31, 1995.
         As of December 31, 1994, the Partnership's total capital was $19,356,330, a decrease of $5,474,434 from the Partnership's total capital of $24,830,764 at December 31, 1993. For the year ended December 31, 1994, the Partnership generated net income of $281,352 and total redemptions aggregated $5,755,786.
         For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $2,945,000. The Partnership's total expenses for the year were $2,663,648, resulting in net income of $281,352. The value of an individual unit in the Partnership increased from $1,124.36 at December 31, 1993 to $1,154.31 at December 31, 1994.
         As of December 31, 1993, the Partnership's total capital was $24,830,764, a decrease of $39,085,705 from the Partnership's total capital of $63,916,469 at December 31, 1992. For the year ended December 31, 1993, the Partnership generated net income of $2,365,302 and total redemptions aggregated $41,451,007.
         For the year ended December 31, 1993, the Partnership's total trading revenues including interest income were $6,045,087. The Partnership's total expenses for the year were $3,679,785, resulting in net income of $2,365,302. The value of an individual unit in the Partnership increased from $1,034.89 at December 31, 1992 to $1,124.36 at December 31, 1993.

         The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited Partners in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item appears in the attached 1995 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
         Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by Dean Witter, Discover & Co. ("DWD"), and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
         DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.

         DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 350 branch offices with approximately 8,500 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
         The directors and officers of Demeter as of December 31, 1995 are as follows:
         Richard M. DeMartini, age 43, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of DWFCM, a registered commodity trading advisor. Mr.
DeMartini has served as President and Chief Operating Officer of Dean
Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years.
Mr. DeMartini has been with DWD and its affiliates for 18 years.  While
Mr. DeMartini has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Mark J. Hawley, age 52, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 as Senior Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb &
Co.
         Lawrence Volpe, age 48, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September
1983, and currently holds those positions.  From July 1979 to September

1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, he served as audit manager in the financial services division of Arthur Andersen & Co.
         Joseph G. Siniscalchi, age 50, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Financial Markets Division of DWR. From February 1980 to July
1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers
Kuhn Loeb, Inc.
         Laurence E. Mollner, age 54, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the
Futures Markets Division of DWR.
         Edward C. Oelsner III, age 53, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
         Robert E. Murray, age 35, is a Director of Demeter. Mr. Murray is currently a First Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management

System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
         Patti L. Behnke, age 35, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen &
Co.

Item 11.  EXECUTIVE COMPENSATION
         The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1995 there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
         (b) Security Ownership of Management - At December 31, 1995, Demeter owned 306 Units of General Partnership Interest representing a
2.13 percent interest in the Partnership.
         (c)     Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Refer to Note 2 - "Related Party Transactions" of Notes to Financial Statements", in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage fees (paid and accrued by the Partnership) of $1,634,478 for the year ended December 31, 1995.

                                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)      1. Listing of Financial Statements
         The following financial statements and reports of independent public accountants, all appearing in the accompanying 1995 Annual Report to Partners, are incorporated by reference in this Form 10-K:
         - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1995, 1994 and 1993.

         -       Statements of Financial Condition as of December 31, 1995 and
                 1994.

         - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         -       Notes to Financial Statements.
         With exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the 1995 Annual Report to Partners is not deemed to be filed with this report.
         2.  Listing of Financial Statement Schedules
         No financial statement schedules are required to be filed with this report.
(b)      Reports on Form 8-K
         No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)      Exhibits
         Refer to Exhibit Index on Page E-1.

                                                 SIGNATURES

         Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEAN WITTER MULTI-MARKET PORTFOLIO
                                                  (Registrant)

                                          BY:  Demeter Management Corporation,
                                                  General Partner

March 21, 1996                            BY: /s/ Mark J. Hawley
                                                  Mark J. Hawley, Director and
                                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                       March 21, 1996
            Mark J. Hawley, Director and
              President

    /s/  Richard M. DeMartini                                 March 21, 1996
            Richard M. DeMartini, Director
              and Chairman of the Board


    /s/  Lawrence Volpe                                       March 21, 1996
            Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                  March 21, 1996
            Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                March 21, 1996
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                March 21, 1996
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                     March 21, 1996
         Robert E. Murray, Director


    /s/  Patti L. Behnke                                      March 21, 1996
            Patti L. Behnke, Chief Financial
              Officer

                                                EXHIBIT INDEX

         Item                                                 Method of Filing

-  3.    Limited Partnership Agreement of
         the Partnership, dated as of
         June 24, 1988.                                             (1)

- 10.    Management Agreement between the
         Partnership and Dean Witter Futures &
         Currency Management Inc. as of
         October 1, 1993.                                           (2)

- 10.    Customer Agreement between the Partnership
         and Dean Witter Reynolds Inc., dated as of
         June 24, 1988 (the "Customer Agreement").                  (3)

- 10.    Amended and Restated Customer Agreement
         dated as of October 1, 1993.                               (4)

- 13.    Paying Agency Agreement between Demeter
         Management Corporation and the Limited
         Partners dated June 24, 1988.                              (5)

- 19.    Supplemental Information Regarding Dean Witter
         Futures & Currency Management Inc. dated
         August 27, 1993.                                           (6)

- 13.    December 31, 1995 Annual Report to Limited Partners.       (7)


(1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1.

(2) Incorporated by reference to Exhibit 10.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1.

(4) Incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(5) Incorporated by reference to Exhibit 10.07 of the Partnership's Registration Statement on Form S-1.

(6) Incorporated by reference to Exhibit 19 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7)      Filed herewith.

                                                   - E-1 -

Multi-
Market
Portfolio





December 31, 1995
Annual Report


                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER MULTI-MARKET PORTFOLIO
(FORMERLY DEAN WITTER PRINCIPAL GUARANTEED FUND)
ANNUAL REPORT 1995

Dear Limited Partner:

This marks the eighth annual report for the Dean Witter Multi-Market Portfolio (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,154.31 and finished the year at a Net Asset Value per Unit of $1,080.82, reflecting a loss of 6.4%. Since its inception in September 1988, the Fund has increased by 8.1% (a compound annualized return of 1.1%).

The first quarter of 1995 began with losses recorded during January as a result of trading in the currency and financial futures markets. In currency trading, an upward move in the value of the most major European currencies relative to the U.S. dollar, followed by an extremely sharp and sudden reversal late in the month, resulted in Fund losses. Smaller losses were the result of trading global interest rate futures. Trading gains were recorded in February and March as global financial futures prices strengthened, resulting in profits for the Fund's long stock index and bond futures positions. Additional gains during February and March were experienced in currency trading due to a strengthening in the value of the Japanese yen and most major European currencies versus the U.S dollar.

The Fund posted profits during April as a result of a continued upward move in global financial futures prices. Smaller gains were recorded from trading in the currency and energy futures markets. Short-term volatile price movement in the currency and energy markets resulted in losses for the Fund during May. Additional losses were recorded from trendless price movement in base metals, as well as in soft commodities. Smaller trading gains recorded in international interest rate futures offset a portion of these losses. During June, international bond futures prices retreated from their previous four month upward trend resulting in losses to the Fund. Additional losses were recorded in the currency markets from transactions involving the Canadian dollar, Japanese yen and most major European currencies.

Trendless price movement in a majority of the markets traded during July resulted in losses for the Fund. The most significant losses were experienced in agricultural futures trading. Smaller losses were experienced from trading in the financial, metals and energy futures markets. Smaller losses were recorded by the Fund in August as trading gains in the currency markets were more than offset by trading losses in U.S. financial futures and commodities trading. During September, currency trading resulted in losses due primarily to a sharp and extremely significant reversal in the upward move of the U.S. dollar relative to most European currencies on September 20 and 21. Energy futures prices also reversed their previous upward move, resulting in additional losses for the Fund.

Continued trendless price movement in energy futures resulted in losses during October. Additional losses were recorded in global financial futures and soft commodities trading as prices in each of these markets moved without consistent direction. During November, trendless price movement in the currency markets, as well as in a majority of the other markets traded, resulted in Fund losses for the month. Energy prices broke out of their previous trendless pattern and moved higher during December enabling the Fund to record profits from long positions in oil and gas futures. Additional gains during December were recorded in agricultural and financial futures, as well as in soft commodities.

Overall, 1995 proved to be a difficult year for the Fund as a result of extended periods of short-term volatile price movement in a majority of the traditional commodities futures markets. Trading gains in the financial futures and currency markets during 1995 offset a portion of the overall losses for the Fund. We continue to have confidence in the diversified trading approach of Dean Witter Futures & Currency Management Inc., the Fund's sole Trading Advisor since September 1993 and believe this confidence is well-founded based on the longer term track record of other funds traded by Dean Witter Futures & Currency Management Inc.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Multi-Market Portfolio L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche

February 21, 1996
New York, New York

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1995       1994
                                                    ---------- ----------
                                                        $          $
                                 ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               14,884,093 17,153,766
 Net unrealized gain on open contracts                 976,590  2,530,293
                                                    ---------- ----------
 Total Trading Equity                               15,860,683 19,684,059
Interest receivable (DWR)                               56,131     76,087
                                                    ---------- ----------
 Total Assets                                       15,916,814 19,760,146
                                                    ========== ==========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                   205,081    202,571
 Accrued brokerage fee (DWR)                           119,337    148,174
 Accrued management fee                                 39,778     49,391
 Accrued transaction fees and costs                      5,280      3,680
                                                    ---------- ----------
 Total Liabilities                                     369,476    403,816
                                                    ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (14,078.727 and 16,462.804 Units,
   respectively)                                    15,216,606 19,003,112
 General Partner (306 Units)                           330,732    353,218
                                                    ---------- ----------
 Total Partners' Capital                            15,547,338 19,356,330
                                                    ---------- ----------
 Total Liabilities and Partners' Capital            15,916,814 19,760,146
                                                    ========== ==========
NET ASSET VALUE PER UNIT                              1,080.82   1,154.31
                                                    ========== ==========






   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF OPERATIONS

                                       FOR THE YEARS
                                           ENDED
                                        DECEMBER 31,
                               --------------------------------
                                  1995       1994       1993
                               ----------  ---------  ---------
                                   $           $          $
REVENUES
Trading Profit (Loss):
 Realized                       2,025,100  1,718,542  4,703,374
 Net change in unrealized      (1,553,703)   511,173    (12,571)
                               ----------  ---------  ---------
 Total Trading Results            471,397  2,229,715  4,690,803
Interest income                   797,556    715,285  1,354,284
                               ----------  ---------  ---------
 Total Revenues                 1,268,953  2,945,000  6,045,087
                               ----------  ---------  ---------
EXPENSES
Brokerage fee (DWR)             1,634,478  1,879,250  1,832,856
Management fee                    544,826    626,417    981,796
Transaction fees and costs        135,315    157,981    476,571
Letter of credit fees                 --         --     388,562
                               ----------  ---------  ---------
 Total Expenses                 2,314,619  2,663,648  3,679,785
                               ----------  ---------  ---------
Net Income (Loss)              (1,045,666)   281,352  2,365,302
                               ==========  =========  =========
Net Income (Loss) Allocation:
Limited Partners               (1,023,180)   292,134  2,139,306
General Partner                   (22,486)   (10,782)   225,996
Net Income (Loss) per Unit:
Limited Partners                   (73.49)     29.95      89.47
General Partner                    (73.49)     29.95      89.47

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER       TOTAL
                             -----------  -----------  ----------  -----------
                                               $           $            $
Partners' Capital, December
31, 1992                      61,761.773   61,302,344   2,614,125   63,916,469
Net Income                           --     2,139,306     225,996    2,365,302
Redemptions                  (39,677.323) (41,451,007)        --   (41,451,007)
                             -----------  -----------  ----------  -----------
Partners' Capital,
December 31, 1993             22,084.450   21,990,643   2,840,121   24,830,764
Net Income (Loss)                    --       292,134     (10,782)     281,352
Redemptions                   (5,315.646)  (3,279,665) (2,476,121)  (5,755,786)
                             -----------  -----------  ----------  -----------
Partners' Capital,
December 31, 1994             16,768.804   19,003,112     353,218   19,356,330
Net Loss                             --    (1,023,180)    (22,486)  (1,045,666)
Redemptions                   (2,384.077)  (2,763,326)        --    (2,763,326)
                             -----------  -----------  ----------  -----------
Partners' Capital, December
31, 1995                      14,384.727   15,216,606     330,732   15,547,338
                             ===========  ===========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                    DECEMBER 31,
                                          -----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  -----------
                                              $           $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                         (1,045,666)    281,352    2,365,302
Noncash item included in net income
  (loss):
 Net change in unrealized                  1,553,703    (511,173)      12,571
Increase (decrease) in operating assets:
 Interest receivable (DWR)                    19,956     (23,845)     114,137
 Net option premiums                             --          --        32,150
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fee (DWR)                 (28,837)    (43,494)    (175,276)
 Accrued management fee                       (9,613)    (14,498)    (165,379)
 Accrued transaction fees and costs            1,600      (1,608)     (24,841)
                                          ----------  ----------  -----------
Net cash provided by (used for)
  operating activities                       491,143    (313,266)   2,158,664
                                          ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                      2,510    (266,833)  (1,900,294)
Redemptions of units                      (2,763,326) (5,755,786) (41,451,007)
                                          ----------  ----------  -----------
Net cash used for financing activities    (2,760,816) (6,022,619) (43,351,301)
                                          ----------  ----------  -----------
Net decrease in cash                      (2,269,673) (6,335,885) (41,192,637)
Balance at beginning of period            17,153,766  23,489,651   64,682,288
                                          ----------  ----------  -----------
Balance at end of period                  14,884,093  17,153,766   23,489,651
                                          ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Multi-Market Portfolio L.P. (the "Partnership") (formerly Dean Witter Principal Guaranteed Fund L.P.) is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). DWR and the General Partner are wholly-owned subsidiaries of Dean Witter, Discover & Co.

Through September 30, 1993, when the Partnership's original guarantee expired, the General Partner retained Commodities Corporation (U.S.A.) N.V. ("C.C.") as the trading manager of the Partnership. Effective October 1, 1993, the Partnership was renamed and Dean Witter Futures & Currency Management ("DWFCM"), was retained as sole trading advisor in a non-guaranteed structure with all assets committed to trading.

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month that are allocated for commodity trading and 100% of the average daily Net Assets for the month that are not allocated for commodity trading at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

BROKERAGE FEES AND RELATED TRANSACTION FEES AND COSTS--The monthly brokerage fee is equal to 3/4 of 1% per month of the Partnership's adjusted month-end Net Assets, as defined in the Limited Partnership Agreement, that are allocated for commodity trading. Through September 30, 1993, the monthly brokerage fee was equal to 4/5 of 1%. Transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--The Partnership incurs a monthly management fee and may incur an incentive fee. Also, pursuant to a Letter of Credit and Reimbursement Agreement with C.C. and Citibank, N.A. ("Citibank"), the Partnership paid to Citibank a monthly Letter of Credit fee equal to 1/12 of 1% of the amount available to be drawn under the letter of credit through the September 30, 1993 expiration of the guarantee. The General Partner and/or DWR bear all other operating expenses.

GUARANTEE--At inception, the Partnership entered into an Agreement of Guarantee, supported by the above-mentioned letter of credit, with C.C. and C.C. Guarantee Corporation pursuant to which any Limited Partner who redeemed Units as of September 30, 1993 (the "Guaranteed Redemption Date") would receive at least $1,000 for each Unit redeemed. The Partnership's Net Asset Value per Unit was above $1,000 on September 30, 1993 when the guarantee expired.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit on the special redemption dates described in the Limited Partnership Agreement or as of the last day of any fiscal quarter upon five business days advance notice by redemption form to the General Partner.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR the Partnership pays DWR a monthly brokerage fee as described in Note 1.

The General Partner, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--As of the last day of each month, the Partnership pays a monthly management fee equal to 1/4 of 1% of the Partnership's adjusted Net Assets, as defined, that are allocated to commodity interest trading accounts which DWFCM trades on behalf of the Partnership.

INCENTIVE FEE--The Partnership will pay a quarterly incentive fee equal to 15% of the "Trading Profits" as defined, earned by the Partnership as of the end of each calendar quarter. No incentive fee will be paid until the existing trading loss carryforward (adjusted for redemptions) has been recovered.

Prior to October 1, 1993, C.C. was paid a monthly management fee equal to 1/2 of 1% of the Partnership's Adjusted Net Assets and an annual incentive fee equal to 20% of the Partnership's "New Appreciation" as defined in the Limited Partnership Agreement.

3. CHANGES IN TRADING ASSETS

Pursuant to the now expired Letter of Credit and Reimbursement Agreement, through September 30, 1993, maximum Net Assets allocable to trading had to be adjusted periodically due to changes in the net asset value per unit, interest rates and the time remaining until the guaranteed redemption date. Adjustments

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

were accomplished by reallocating assets from advisors to a non-traded reserve account. The assets not allocated to trading advisors earned interest income at a rate equal to the average yield on 13-week U.S. Treasury Bills and no management and brokerage fees were charged on such assets.

Maximum net assets allocable to trading were adjusted as required throughout 1993 and stood at 37.5% at September 30, 1993.

On September 30, 1993, the guarantee and related deleverage provisions expired. Effective October 1, 1993, 100% of net assets were allocated to trading and remained at this level through December 31, 1995.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1995 and 1994, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1995          1994
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase    71,154,000     6,941,000
 Commitments to Sell               --     54,502,000
Commodity Futures:
 Commitments to Purchase    33,532,000    13,797,000
 Commitments to Sell         5,021,000    10,964,000
Foreign Futures:
 Commitments to Purchase    54,942,000     1,680,000
 Commitments to Sell         3,775,000     4,474,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase    51,588,000    40,997,000
 Commitments to Sell        58,172,000    73,993,000

A portion of the amounts indicated as off-balance-sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $976,590 and $2,530,293 at December 31, 1995 and 1994,
respectively.

Of the $976,590 net unrealized gain on open contracts at December 31, 1995, $1,563,573 related to exchange-traded futures contracts and $(586,983) related to off-exchange-traded forward currency contracts. Of the $2,530,293 net unrealized gain on open contracts at December 31, 1994, $1,997,352 related to exchange-traded futures contracts and $532,941 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1995 and December 31, 1994 mature through September 1996 and June 1995, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1995 and December 31, 1994 mature through February 1996 and March 1995, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures and options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures and options contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all open futures and option contracts which funds totaled $16,447,666 and $19,151,118 at December 31, 1995 and 1994, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward and option contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

For the year ended December 31, 1995, the average fair value of financial instruments held for trading purposes was as follows:

                               ASSETS   LIABILITIES
                             ---------- -----------
                                 $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures           26,930,000 16,351,000
 Commodity Futures           14,868,000  7,339,000
 Foreign Futures             30,978,000  9,299,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS:        42,209,000 53,791,000

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148