Form 10-Q
period 1996-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1996-05-07
CIK 832350

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  Form 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

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

Yes     X                         No

                 DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

                INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           March 31, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Statements of Financial Condition
         March 31, 1996 (Unaudited) and December 31, 1995......                                    2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................                             ..     3

         Statements of Changes in Partners' Capital for
         the Quarters Ended March 31, 1996 and 1995
         (Unaudited)...........................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................5


         Notes to Financial Statements (Unaudited).......... 6-9

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.....................................10-14

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K..................                                        15
/TABLE

                 DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                  STATEMENTS OF FINANCIAL CONDITION


                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                            11,964,716                14,884,093
   Net unrealized gain on open contracts                              895,522                   976,590

   Total Trading Equity                                            12,860,238                15,860,683

   Interest receivable from DWR                                        42,723                    56,131

   Total Assets                                                    12,902,961                15,916,814


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                161,055                   205,081
   Accrued brokerage commissions (DWR)                                 96,760                   119,337
   Accrued management fee (DWFCM)                                      32,253                    39,778
   Accrued transaction fees and costs                                   1,690                     5,280

   Total Liabilities                                                  291,758                   369,476


Partners' Capital

   Limited Partners (13,203.779 and
    14,078.727 Units, respectively)                                12,325,556                15,216,606
   General Partner (306 Units)                                        285,647                   330,732

   Total Partners' Capital                                         12,611,203                15,547,338

   Total Liabilities and Partners' Capital                         12,902,961                15,916,814


NET ASSET VALUE PER UNIT                                               933.49                  1,080.82




               The accompanying footnotes are an integral part
                       of these financial statements.

                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)



                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                (1,663,075)              585,528
        Net change in unrealized                                   (81,068)            1,367,454

          Total Trading Results                                 (1,744,143)            1,952,982

        Interest Income (DWR)                                      136,817               217,933

          Total Revenues                                        (1,607,326)            2,170,915


EXPENSES

        Brokerage fees (DWR)                                       312,711               426,206
        Management fees                                            104,237               142,069
        Transaction fees and costs                                  32,147                33,401

          Total Expenses                                           449,095               601,676

NET INCOME (LOSS)                                               (2,056,421)           1,569,239


NET INCOME (LOSS) ALLOCATION

        Limited Partners                                         (2,011,336)           1,539,351
        General Partner                                             (45,085)              29,888


NET INCOME (LOSS) PER UNIT

        Limited Partners                                           (147.33)                97.67
        General Partner                                            (147.33)                97.67


                The accompanying footnotes are an integral part
                        of these financial statements.

                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the Quarters Ended March 31, 1996 and 1995
                             (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total

Partners' Capital
December 31, 1994                            16,768.804      $19,003,112       $  353,218     $19,356,330

Net Income                                       -             1,539,351           29,888       1,569,239

Redemptions                                    (767.997)        (892,872)               -        (892,872)

Partners' Capital
March 31, 1995                               16,000.807      $19,649,591       $  383,106     $20,032,697




Partners' Capital
  December 31, 1995                          14,384.727      $15,216,606         $330,732      $15,547,338

Net Loss                                              -       (2,011,336)         (45,085)      (2,056,421)

Redemptions                                    (874.948)        (879,714)               -         (879,714)

Partners' Capital
  March 31, 1996                             13,509.779      $12,325,556         $285,647      $12,611,203





             The accompanying footnotes are an integral part
                    of these financial statements.


                   DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)





                                                                For the Quarters Ended March 31,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           (2,056,421)          1,569,239
   Noncash item included in net income (loss):
        Net change in unrealized                                    81,068           (1,367,454)

   (Increase) decrease in operating assets:
        Interest receivable from DWR                                13,408               (3,588)

   Increase (decrease) in operating liabilities:
        Accrued brokerage commissions (DWR)                        (22,577)               7,381
        Accrued management fees (DWFCM)                             (7,525)               2,461
        Accrued transaction fees and costs                          (3,590)               2,228

   Net cash provided by (used for) operating activities         (1,995,637)             210,267


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase (decrease) in redemptions payable                      (44,026)             298,055
   Redemptions of units                                           (879,714)            (892,872)

   Net cash used for financing activities                         (923,740)            (594,817)


   Net decrease in cash                                         (2,919,377)            (384,550)

   Balance at beginning of period                                14,884,093          17,153,766

   Balance at end of period                                      11,964,716         16,769,216




            The accompanying footnotes are an integral part
                 of these financial statements.

                 DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Dean Witter Futures and Currency Management ("DWFCM"), an affiliate of the General Partner is the sole trading advisor. The General Partner, DWFCM and DWR are all wholly owned subsidiaries of Dean Witter, Discover & Co.

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

              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represents contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                      Contract or
                                    Notional Amount
                                            $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                   272,000
   Commitments to Sell                    25,484,000
 Commodity Futures:
   Commitments to Purchase                 8,516,000
   Commitments to Sell                       272,000
 Foreign Futures:
   Commitments to Purchase                   985,000
   Commitments to Sell                    12,589,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                25,253,000
   Commitments to Sell                    19,023,000



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                      DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $895,522 at March 31, 1996. Of this amount, $779,347 related to exchange-traded futures contracts and $116,175 related to off-exchange traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange-traded forward currency contracts held at March 31, 1996 mature through May 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR.
Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as

                   DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $12,744,063 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:
                                    Assets                 Liabilities
                                      $                         $
Exchange-Traded Contracts:
Financial Futures                 32,479,000               17,876,000
Commodity Futures                 16,781,000                3,160,000
Foreign Futures                   26,392,000                8,643,000
Off-Exchange-Traded Forward
 Currency Contracts               42,516,000               54,658,000

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $1,607,326. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the currency and energy markets during February. In the currency markets, a sudden and sharp trend reversal in the downward move in the value of the Japanese yen and most major European currencies, which had posted gains during January, resulted in losses from short positions in the Japanese yen, German mark, Swiss franc and British pound. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additional losses were experienced in the energy markets due primarily to short-term volatile movement in gas and oil prices during February. A portion of these losses was offset by gains in crude oil during March. In the financial futures markets, losses were recorded in most global interest rate and stock index futures as these prices moved in a short-term volatile pattern during the quarter. Trading gains in British long gilt, French bond and U.S. Treasury note futures offset a portion of these losses. Smaller losses were recorded in the agricultural markets from trading soybean futures and in the soft commodities markets from trading cotton and coffee futures. The most significant trading losses during the quarter were
recorded in the currency and energy markets during February.   In
the currency markets, a sudden and sharp trend reversal in the downward move in the value of the Japanese yen and most major European currencies, which had posted gains during January, resulted in losses from short positions in the Japanese yen, German mark, Swiss franc and British pound. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additional losses were experienced in the energy markets due primarily to short-term volatile movement in gas and oil prices during February. A portion of these losses was offset by gains in crude oil during March. In the financial futures markets, losses were recorded in most global interest rate and stock index futures as these prices moved in a short-term volatile pattern during the quarter. Trading gains in British long gilt, French bond and U.S. Treasury note futures offset a portion of these losses. Smaller losses were recorded in the agricultural markets from trading soybean futures and in the soft commodities markets from trading cotton and coffee futures. Total expenses for the period were $449,095, resulting in a net loss of $2,056,421. The value of an individual Unit in the Partnership decreased from $1,080.82 at December 31, 1995 to $933.49 at March 31, 1996.


For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $2,170,915. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest
rate futures and global stock index futures.   Smaller trading
losses in the agricultural, metals, energy and international markets offset a portion of overall gains for the quarter. Total expenses for the period were $601,676, generating net income of $1,569,239. The value of an individual Unit in the Partnership increased from $1,154.31 at December 31, 1994 to $1,251.98 at March 31, 1995.

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




                                    Dean Witter Multi-Market Portfolio
                                         L.P. (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

May 7, 1996                        By:/s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.