Form 10-Q
period 1996-06-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1996-08-09
CIK 832350

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                                 Form 10-Q

[X]     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

Yes     X                        No

                                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

                                  INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 1996


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Statements of Financial Condition
        June 30, 1996 (Unaudited) and December 31, 1995....  2

        Statements of Operations for the Quarters Ended
        June 30, 1996 and 1995 (Unaudited).................. 3

        Statements of Operations for the Six Months Ended
        June 30, 1996 and 1995 (Unaudited)................... 4

        Statements of Changes in Partners' Capital for
        the Six Months Ended June 30, 1996 and 1995
        (Unaudited)...........................................5

        Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995 (Unaudited)................... 6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.....................................12-17

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.................      18
/TABLE

                                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                     STATEMENTS OF FINANCIAL CONDITION


                                                                  June 30,               December 31,
                                                                    1996                     1995
                                                                      $                        $
                                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
  Cash                                                            11,548,750                14,884,093
  Net unrealized gain on open contracts                              252,103                   976,590

  Total Trading Equity                                            11,800,853                15,860,683

  Interest receivable from DWR                                        41,290                    56,131

  Total Assets                                                    11,842,143                15,916,814


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Redemptions payable                                               140,930                    205,081
  Accrued brokerage commissions (DWR)                                88,786                    119,337
  Accrued management fees (DWFCM)                                    29,595                     39,778
  Accrued transaction fees and costs                                  4,032                      5,280

  Total Liabilities                                                 263,343                    369,476


Partners' Capital

  Limited Partners (12,525.901 and
   14,078.727 Units, respectively)                               11,302,682                 15,216,606
  General Partner (306 Units)                                       276,118                    330,732

  Total Partners' Capital                                        11,578,800                 15,547,338

  Total Liabilities and Partners' Capital                        11,842,143                 15,916,814


NET ASSET VALUE PER UNIT                                             902.34                   1,080.82



                              The accompanying footnotes are an integral part
                                      of these financial statements.

                                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                         STATEMENTS OF OPERATIONS
(Unaudited)



                                                                For the Quarters Ended June 30,

                                                                  1996                  1995
                                                                    $                     $
REVENUES
  Trading profit (loss):
       Realized                                                  514,532             3,023,498
       Net change in unrealized                                 (643,419)           (2,821,571)

         Total Trading Results                                  (128,887)              201,927

       Interest Income (DWR)                                     127,639               237,029

         Total Revenues                                           (1,248)              438,956


EXPENSES

       Brokerage fees (DWR)                                      280,783               453,892
       Management fees (DWFCM)                                    93,594               151,297
       Transaction fees and costs                                 21,503                35,371

         Total Expenses                                          395,880               640,560

NET LOSS                                                        (397,128)             (201,604)


NET LOSS ALLOCATION

       Limited Partners                                         (387,599)             (197,540)
       General Partner                                            (9,529)               (4,064)

NET LOSS PER UNIT

       Limited Partners                                           (31.15)               (13.28)
       General Partner                                            (31.15)               (13.28)


                              The accompanying footnotes are an integral part
                                      of these financial statements.

                                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                         STATEMENTS OF OPERATIONS
(Unaudited)




                                                               For the Six Months Ended June 30,

                                                                  1996                  1995
                                                                    $                     $
REVENUES
Trading profit (loss):
       Realized                                                (1,148,543)           3,609,026
       Net change in unrealized                                  (724,487)          (1,454,117)

         Total Trading Results                                 (1,873,030)           2,154,909

       Interest Income (DWR)                                      264,456              454,961

         Total Revenues                                        (1,608,574)           2,609,870


EXPENSES

       Brokerage fees (DWR)                                       593,493              880,097
       Management fees (DWFCM)                                    197,831              293,366
       Transaction fees and costs                                  53,651               68,772

         Total Expenses                                           844,975            1,242,235

NET INCOME (LOSS)                                              (2,453,549)           1,367,635


NET INCOME (LOSS) ALLOCATION

       Limited Partners                                        (2,398,935)           1,341,811
       General Partner                                            (54,614)              25,824


NET INCOME (LOSS) PER UNIT

       Limited Partners                                           (178.48)               84.39
       General Partner                                            (178.48)               84.39



                              The accompanying footnotes are an integral part
                                      of these financial statements.

                                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                              For the Six Months Ended June 30, 1996 and 1995
                                                (Unaudited)



                                             Units of
                                            Partnership        Limited          General
                                             Interest         Partners          Partner          Total


Partners' Capital
  December 31, 1994                         16,768.804    $19,003,112         $  353,218     $19,356,330

Net Income                                      -           1,341,811             25,824       1,367,635

Redemptions                                 (1,317.066)    (1,583,912)                 -      (1,583,912)

Partners' Capital
  June 30, 1995                             15,451.738     $18,761,011        $  379,042     $19,140,053






Partners' Capital
 December 31, 1995                          14,384.727      $15,216,606         $330,732     $15,547,338

Net Loss                                             -       (2,398,935)         (54,614)     (2,453,549)

Redemptions                                 (1,552.826)      (1,514,989)               -      (1,514,989)

Partners' Capital
 June 30, 1996                              12,831.901      $11,302,682       $  276,118     $11,578,800






             The accompanying footnotes are an integral part
                   of these financial statements.


                  DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                         STATEMENTS OF CASH FLOWS
                              (Unaudited)





                                                                      For the Six Months Ended June 30,

                                                                         1996                   1995
                                                                           $                      $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                (2,453,549)              1,367,635
    Noncash item included in net income (loss):
         Net change in unrealized                                       724,487               1,454,117

    Decrease in operating assets:
         Interest receivable from DWR                                    14,841                   3,038

    Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                            (30,551)                 (1,172)
         Accrued management fees (DWFCM)                                (10,183)                   (390)
         Accrued transaction fees and costs                              (1,248)                  1,413

    Net cash provided by (used for) operating activities             (1,756,203)              2,824,641


CASH FLOWS FROM FINANCING ACTIVITIES


    Increase (decrease) in redemptions payable                          (64,151)                 61,665
    Redemptions of units                                             (1,514,989)             (1,583,912)

    Net cash used for financing activities                           (1,579,140)             (1,522,247)


    Net increase (decrease) in cash                                  (3,335,343)              1,302,394

    Balance at beginning of period                                   14,884,093              17,153,766

    Balance at end of period                                         11,548,750              18,456,160





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

1. Organization
Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management ("DWFCM"), an affiliate DWR. The General Partner, DWFCM and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Related Party Transactions

The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest

          DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)



on these funds based on current 13-week U.S. Treasury Bill rates.
Brokerage expenses incurred by the Partnership are paid to DWR.
Management fees and incentive fees (if any) are paid to DWFCM.


3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  245,830
 Commodity Futures:
   Commitments to Purchase                1,784,000
   Commitments to Sell                    3,987,000
 Foreign Futures:
   Commitments to Purchase               11,760,000
   Commitments to Sell                   11,853,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase               39,901,000
   Commitments to Sell                   41,407,000

                    DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)





A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $252,103 at June 30, 1996. Of this amount, $418,738 related to exchange-traded futures contracts and ($166,635) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through March 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through August 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts which funds totaled $11,967,488 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

               DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
              NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                            Assets      Liabilities
                                              $              $
Exchange-Traded Contracts:
  Financial Futures                      18,849,000     17,426,000
  Commodity Futures                      13,352,000      3,185,000
  Foreign Futures                        21,601,000      9,780,000
Off-Exchange-Traded Forward
 Currency Contracts                      38,166,000     48,556,000



4.  Subsequent Event
Effective September 1, 1996, brokerage commissions will be accrued at 80% of DWR's published non-member rates on a half-turn basis with maximum total brokerage commissions and transaction fees chargeable to the Partnership capped at .65% per month of adjusted Net Assets as defined in the Partnership Agreement.

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

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading losses net of interest income were $1,248. During the second quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the financial futures markets as trendless price movement was experienced in non-U.S. interest rate futures, particularly in Australian, Japanese and European interest rate futures. Trading gains recorded during April and May from short U.S. interest rate futures positions, as prices in these markets moved lower, offset a portion of these losses. Additional losses for the Partnership were recorded in global stock index futures as prices moved without consistent direction throughout the quarter. In soft commodities, losses experienced from short-term volatile movement in sugar and coffee futures prices during April and May, as well as from losses in coffee and cocoa futures during June, more than offset gains recorded in June from short cotton positions as prices moved lower and from long sugar positions as prices moved higher. In currency trading, gains were recorded during April from short German mark and Swiss franc positions as the value of the German mark and Swiss franc moved lower relative to the U.S. dollar and other world currencies. Smaller trading gains were recorded by the Partnership during May from long Australian dollar positions as the value of the Australian dollar moved higher relative to other world currencies. Additional gains were recorded in metals trading from short copper, gold and silver futures positions as prices moved lower during June. In the agricultural markets, gains recorded from long corn and wheat futures positions as prices moved higher during April, offset losses in corn and soybean products in June. Smaller gains were recorded in the energy markets as gains in natural gas futures more than offset losses in other gas and oil products. Total expenses for the quarter were $395,880 resulting in a net loss of $397,128. The value of an individual Unit in the Partnership decreased from $933.49 at March 31, 1996 to $902.34 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading losses net of interest income were $1,608,574. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit primarily as a result of a sudden and sharp trend reversal during February in the downward move in the value of the Japanese yen and most major European currencies, which had resulted in gains during January. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additionally, trendless price movement in global interest rate futures trading during the second quarter, resulted in losses for the Partnership. In energy trading, gains in natural gas futures during June, as well as from gains in crude oil futures during March, offset a portion of overall losses for the first half of the year. In agricultural trading, long positions in corn and wheat futures profited from increasing prices early in the second quarter. These gains helped to mitigate losses experienced from trading soybean futures during the first quarter. Short-term volatile price movement in soft commodities futures resulted in losses for the Partnership during a majority of the first half of the year. Total expenses for the period were $844,975, resulting in a net loss of $2,453,549. The value of an individual Unit in the Partnership decreased from $1,080.82 at December 31, 1995 to $902.34 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $438,956. During the second quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded from transactions involving most European currencies versus the U.S. dollar during May and June. Additional losses were recorded in the agricultural markets as a result of losses in soybean products and livestock futures. Trading losses were also experienced in the metals markets as base metals prices moved in a trendless pattern throughout the quarter. In soft commodities trading, losses in cotton, cocoa and orange juice more than offset smaller gains in coffee trading. Trading losses experienced in the energy markets were the result of losses in heating oil, natural gas and gas oil during April and June.
Trading gains in the financial futures markets during April and May offset a portion of overall losses recorded by the Partnership during the second quarter. The majority of these gains were recorded from trading both global interest rate and stock index futures. Total expenses for the period were $640,560, resulting in a net loss of $201,604. The value of an individual Unit in the Partnership decreased from $1,251.98 at March 31, 1995 to $1,238.70 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $2,609,870. During the first six months, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of adecrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures during the first half of the year. A portion of the Partnership's gains recorded during the first half of the year were offset due to losses recorded in the agricultural markets from trading soybean products and in soft commodities as a result of trading losses in sugar, cotton, coffee and cocoa. Additional losses were recorded in the energy and metals markets during the first half of 1995. Total expenses for the period were $1,242,235 resulting in net income of $1,367,635. The value of an individual Unit in the Partnership increased from $1,154.31 at December 31, 1994 to $1,238.70 at June 30, 1995.

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




                                  Dean Witter Multi-Market Portfolio
                                       L.P. (Registrant)

                                  By: Demeter Management Corporation
                                      (General Partner)

August 11, 1996                   By:/s/ Patti L. Behnke
                                         Patti L. Behnke
                                         Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.