Form 10-Q
period 1996-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1996-11-12
CIK 832350

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

[X]       Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1996 or

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

Yes     X                               No

                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

                                              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                       September 30, 1996


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Statements of Financial Condition
          September 30, 1996 (Unaudited) and December 31, 1995..2

          Statements of Operations for the Quarters Ended
          September 30, 1996 and 1995 (Unaudited)...............3

          Statements of Operations for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)...............4

          Statements of Changes in Partners' Capital for
          the Nine Months Ended September 30, 1996 and 1995
          (Unaudited)...........................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)...............6

          Notes to Financial Statements......................7-12

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations.....................................13-19

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K..................20

                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                               September 30,                 December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                           10,964,008                     14,884,093
   Net unrealized gain on open contracts                                           1,055,747                        976,590

   Total Trading Equity                                                           12,019,755                     15,860,683

Interest receivable from DWR                                                          38,824                         56,131

   Total Assets                                                                   12,058,579                     15,916,814


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                               174,996                        205,081
   Accrued management fees (DWFCM)                                                    30,141                         39,778
   Accrued brokerage commissions (DWR)                                                16,427                        119,337
   Accrued transaction fees and costs                                                  2,122                          5,280

   Total Liabilities                                                                 223,686                        369,476


Partners' Capital

   Limited Partners (12,073.373 and
    14,078.727 Units, respectively)                                               11,542,352                     15,216,606
   General Partner (306 Units)                                                       292,541                        330,732
   Total Partners' Capital                                                        11,834,893                     15,547,338

   Total Liabilities and Partners' Capital                                        12,058,579                     15,916,814


NET ASSET VALUE PER UNIT                                                              956.02                       1,080.82



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)



                                                                              For the Quarters Ended September 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                              106,020                      70,692
         Net change in unrealized                                              803,643                  (1,976,952)

            Total Trading Results                                              909,663                  (1,906,260)

   Interest Income (DWR)                                                       118,460                     171,468

            Total Revenues                                                   1,028,123                  (1,734,792)


EXPENSES

   Brokerage fees (DWR)                                                        243,148                     400,635
   Management fees (DWFCM)                                                      89,822                     133,545
   Transaction fees and costs                                                   16,181                      37,015

            Total Expenses                                                     349,151                     571,195

NET INCOME (LOSS)                                                              678,972                  (2,305,987)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                            662,549                  (2,259,573)
   General Partner                                                              16,423                     (46,414)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                              53.68                     (151.68)
   General Partner                                                               53.68                     (151.68)


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)



                                                                            For the Nine Months Ended September 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                            (1,042,523)                 3,679,718
         Net change in unrealized                                                79,157                 (3,431,069)

            Total Trading Results                                              (963,366)                   248,649

         Interest Income (DWR)                                                  382,915                    626,429

            Total Revenues                                                     (580,451)                   875,078


EXPENSES

         Brokerage fees (DWR)                                                   836,641                  1,280,732
         Management fees (DWFCM)                                                287,654                    426,911
         Transaction fees and costs                                              69,832                    105,787

            Total Expenses                                                    1,194,127                  1,813,430

NET LOSS                                                                     (1,774,578)                  (938,352)


NET LOSS ALLOCATION

         Limited Partners                                                    (1,736,387)                  (917,762)
         General Partner                                                        (38,191)                   (20,590)


NET LOSS PER UNIT

         Limited Partners                                                       (124.80)                    (67.29)
         General Partner                                                        (124.80)                    (67.29)


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.


                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       For the Nine Months Ended September 30, 1996 and 1995
                                                            (Unaudited)



                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total
Partners' Capital
  December 31, 1994                                     16,768.804         $19,003,112          $  353,218         $19,356,330

Net Loss                                                          -           (917,762)            (20,590)           (938,352)

Redemptions                                             (1,814.372)         (2,162,222)                  -          (2,162,222)

Partners' Capital
  September 30, 1995                                     14,954.432        $15,923,128          $  332,628         $16,255,756





Partners' Capital
  December 31, 1995                                     14,384.727         $15,216,606            $330,732         $15,547,338

Net Loss                                                         -          (1,736,387)            (38,191)         (1,774,578)

Redemptions                                             (2,005.354)         (1,937,867)                  -          (1,937,867)

Partners' Capital
  September 30, 1996                                    12,379.373         $11,542,352          $  292,541         $11,834,893







The accompanying footnotes are an integral part
                                                  of these financial statements.


                                              DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                                                     STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                            For the Nine Months Ended September 30,

                                                                                1996                       1995
                                                                                  $                          $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     (1,774,578)                  (938,352)
Noncash item included in net loss:
         Net change in unrealized                                               (79,157)                 3,431,069

   Decrease in operating assets:
         Interest receivable from DWR                                            17,307                     16,101

   Increase (decrease) in operating liabilities:
         Accrued management fees (DWFCM)                                         (9,637)                    (8,009)
         Accrued brokerage commissions (DWR)                                   (102,910)                   (24,028)
         Accrued transaction fees and costs                                      (3,158)                     3,521

   Net cash provided by (used for) operating activities                      (1,952,133)                 2,480,302


CASH FLOWS FROM FINANCING ACTIVITIES


   Decrease in redemptions payable                                              (30,085)                   (71,041)
   Redemptions of units                                                      (1,937,867)                (2,162,222)

Net cash used for financing activities                                       (1,967,952)                (2,233,263)


Net increase (decrease) in cash                                              (3,920,085)                   247,039

Balance at beginning of period                                               14,884,093                 17,153,766

Balance at end of period                                                     10,964,008                 17,400,805


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

1. Organization
Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures and Currency Management Inc. ("DWFCM"). The General Partner, DWFCM and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.


2.  Summary of Significant Accounting Policies

Effective September 1, 1996, brokerage commissions are accrued at 80% of DWR's published non-member rates on a half-turn basis with maximum total brokerage commissions and transaction fees chargeable to the Partnership capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

                        DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



3.  Related Party Transactions

The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management fees and incentive fees (if any) are paid to DWFCM.


4. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 1,037,000
 Commodity Futures:
   Commitments to Purchase                 2,857,000
   Commitments to Sell                     6,561,000
 Foreign Futures:
   Commitments to Purchase                28,140,000
   Commitments to Sell                     1,514,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                28,353,000
   Commitments to Sell                    43,356,000

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


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,055,747 at September 30, 1996. Of this amount, $1,010,153 related to exchange-traded futures contracts and $45,594 related to off-exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through November 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                        DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $11,974,161 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)



For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                          Assets      Liabilities
                                            $              $
Exchange-Traded Contracts
  Financial Futures                      14,026,000   12,344,000
  Commodity Futures                      10,287,000    4,004,000
  Foreign Futures                        23,822,000    7,630,000
Off-Exchange-Traded Forward
 Currency Contracts                      39,432,000   44,756,000


5.  Legal Matters
On September 6, 10, and 20, 1996, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, DWFCM, Dean Witter, Discover & Co. (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools.
Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of

                    DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures and forward contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,028,123. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September.
Additional gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter. Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions. A portion of the overall gains for the quarter was offset by losses experienced in agricultural currency and soft commodities markets. In the agricultural markets, losses were recorded as soybean and corn futures prices moved in an inconsistent pattern during most of the quarter. Additional losses were recorded in the currency markets during August from short Australian dollar positions as its value reversed higher relative to the U.S. dollar and other world currencies and from short Japanese yen positions as its value increased sharply during late August. In soft commodities, losses were recorded as a result of trendless movement in cotton and coffee prices throughout most of the quarter. Total expenses for the quarter were $349,151, resulting in net income of $678,972. The value of an individual Unit in the Partnership increased from $902.34 at June 30, 1996 to $956.02 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $580,451. During the first nine months of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in soft commodities as a result of choppy price movement in coffee, cotton and cocoa futures during a majority of the first nine months of the year. Additional losses were recorded in the agricultural markets as a result of trendless price movement in soybean products during the first and third quarters of the year. Gains from long corn and wheat futures positions during the second quarter offset a portion of these losses. In financial futures trading, losses were recorded as a result of short-term volatile movement in global stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long Australian and European bond futures positions more than offset losses recorded during the first half of the year in U.S. and Japanese interest rate futures. In the currency markets, losses were recorded during February as a result of a sharp and sudden trend reversal in the previous downward move in the value of the Japanese yen and most European currencies, which had resulted in gains during January. Smaller currency losses were recorded from transactions involving the Canadian dollar. Trading gains experienced from transactions involving the German mark relative to the U.S. dollar and other world currencies during April and July helped to mitigate currency losses. A portion of overall losses during the first nine months of the year was offset by gains from short aluminum futures positions as prices declined sharply during September. These gains, coupled with smaller profits from trading gold, more than offset losses experienced in silver and other base metals during the first half of the year. Gains experienced during the third quarter in the energy markets from a strong upward move in heating, gas and crude oil futures prices more than offset losses experienced from trading unleaded gas futures earlier in the year. Total expenses for the period were $1,194,127, resulting in a net loss of $1,774,578. The value of an individual Unit in the

Partnership decreased from $1,080.82 at December 31, 1995 to
$956.02 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $1,734,792. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in Japanese, Australian and French government bond futures trading. In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range. In agricultural futures trading, net losses were recorded from trading soybean products and corn as prices remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, metals and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Smaller Partnership gains were recorded in August from transactions involving the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the period were $571,195, resulting in a net loss of $2,305,987. The value of an individual Unit in the Partnership decreased from $1,238.70 at June 30, 1995 to $1,087.02 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $875,078. During the first three quarters of the year, the Partnership posted a decrease in Net Asset Value per Unit. Trading gains during the first nine months of the year were offset by brokerage commissions resulting in net trading losses. The most significant losses were recorded in agricultural futures, primarily due to a trendless environment in soybean and corn prices. In other markets, trading losses were experienced in metals futures as precious and base metals prices traded within a short-term volatile pattern for most of the year. Losses were also recorded in soft commodities and energy futures trading due to a similar price volatility. Trading gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs throughout the first nine months of the year.

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




                                      Dean Witter Multi-Market Portfolio
                                           L.P. (Registrant)

                                      By: Demeter Management Corporation
                                          (General Partner)

November 12, 1996                     By:/s/ Patti L. Behnke
                                             Patti L. Behnke
                                             Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.