Form 10-K/A
period 1997-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1997-04-22
CIK 832350

UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                  FORM 10-K-A

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


  (1) Incorporated by reference to Exhibit 3.01 and Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-21532).

  (2) Incorporated by reference to Exhibit 10.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

  (3) Incorporated by reference to Exhibit 10.01 of the Partnership's Registration Statement on Form S-1 (File No. 33-21532).

  (4) Incorporated by reference to Exhibit 10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

  (5) Incorporated by reference to Exhibit 19 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

  (6)    Filed herewith.