Form 10-Q
period 1997-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1997-05-13
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-21532

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

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1997


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996......2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)....................3

        Statements of Changes in Partners' Capital for
        the Quarters Ended March 31, 1997 and 1996
     (Unaudited)............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)....................5

     Notes to Financial Statements (Unaudited)...........6-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations......................................12-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................17-18

Item 6. Exhibits and Reports on Form 8-K...................19




            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                              March 31,     December 31,
                                                1997           1996
                                                 $              $
                                            (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                        11,930,259    11,906,105
 Net unrealized gain on open contracts          389,729       221,008

 Total Trading Equity                        12,319,988    12,127,113

 Interest receivable from DWR                    44,429        41,222
 Due from DWR                                    24,578         1,628

 Total Assets                                12,388,995    12,169,963


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                           141,996       184,964
 Accrued brokerage commissions (DWR)            32,499        14,948
 Accrued management fee (DWFCM)                 30,966        30,419
 Accrued transaction fees and costs              2,447         2,350

 Total Liabilities                             207,908       232,681


Partners' Capital

 Limited Partners (10,991.838 and
  11,539.388 Units, respectively)           11,851,164     11,628,908
 General Partner (306 Units)                   329,923        308,374

 Total Partners' Capital                    12,181,087     11,937,282

 Total Liabilities and Partners' Capital    12,388,995     12,169,963


NET ASSET VALUE PER UNIT                      1,078.18       1,007.76


        The accompanying footnotes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                   For the Quarters Ended March 31,

                                         1997            1996
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                          865,768    (1,663,075)
    Net change in unrealized          168,721       (81,068)

      Total Trading Results         1,034,489    (1,744,143)

    Interest Income (DWR)             123,450       136,817

      Total Revenues                1,157,939    (1,607,326)


EXPENSES

    Brokerage fees (DWR)              200,142      312,711
    Management fees                    96,008      104,237
    Transaction fees and costs         17,775       32,147

      Total Expenses                  313,925      449,095

NET INCOME (LOSS)                     844,014   (2,056,421)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                  822,465   (2,011,336)
    General Partner                    21,549      (45,085)


NET INCOME (LOSS) PER UNIT

    Limited Partners                    70.42     (147.33)
    General Partner                     70.42     (147.33)


        The accompanying footnotes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                       Units of
                      Partnership Limited       General
                       Interest   Partners      Partner    Total
Partners' Capital,
 December 31, 1995    14,384.727   $15,216,606   $330,732   $15,547,338

Net Loss                       -    (2,011,336)   (45,085)   (2,056,421)

Redemptions             (874.948)     (879,714)         -      (879,714)

Partners' Capital,
 March 31, 1996       13,509.779    $12,325,556  $285,647   $12,611,203



Partners' Capital,
December  31,  1996   11,845.388    $11,628,908  $308,374   $11,937,282

Net  Income                   -         822,465    21,549       844,014

Redemptions             (547.550)      (600,209)       -       (600,209)

Partners' Capital,
March  31,  1997      11,297.838    $11,851,164  $329,923   $12,181,087







         The accompanying footnotes are an integral part of these financial statements.




            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                  For the Quarters Ended March 31,

                                                        1997         1996
                                                          $           $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                       844,014   (2,056,421)
 Noncash item included in net income (loss):
    Net change in unrealized                            (168,721)      81,068

 (Increase) decrease in operating assets:
    Interest receivable from DWR                          (3,207)      13,408
    Due from DWR                                         (22,950)           -

 Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                     2,080     (22,577)
    Accrued management fees (DWFCM)                        16,018      (7,525)
    Accrued transaction fees and costs                         97      (3,590)

  Net  cash provided by (used for) operating activities   667,331  (1,995,637)


CASH FLOWS FROM FINANCING ACTIVITIES


 Decrease in redemptions payable                         (42,968)    (44,026)
 Redemptions of units                                   (600,209)   (879,714)

 Net cash used for financing activities                 (643,177)   (923,740)


 Net increase (decrease) in cash                          24,154  (2,919,377)

 Balance at beginning of period                       11,906,105  14,884,093

 Balance at end of period                             11,930,259  11,964,716



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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Multi-Market Portfolio L.P. (formerly  Dean  Witter

Principal Guaranteed Fund L.P.) (the "Partnership") is a  limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts, and forward contracts  on  foreign currencies.  The general partner for the Partnership  is  Demeter

Management Corporation ("Demeter").  The commodity broker is Dean

Witter  Reynolds  Inc. ("DWR").  Dean Witter Futures  &  Currency

Management ("DWFCM"), an affiliate of Demeter is the sole trading

advisor.    Demeter,  DWFCM  and  DWR  are   all   wholly   owned

subsidiaries of Dean Witter, Discover & Co. ("DWD").

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                               Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Sell         50,666,000                  -
 Commodity Futures:
   Commitments to Purchase      7,777,000          1,887,000
   Commitments to Sell          3,257,000          5,815,000
 Foreign Futures:
   Commitments to Purchase      3,437,000          6,889,000
   Commitments to Sell         25,796,000         12,227,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     18,162,000         33,149,000
   Commitments to Sell         30,310,000         42,607,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of Financial Condition and totaled  $389,729  and

$221,008

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


at  March 31, 1997 and December 31, 1996, respectively.   Of  the

$389,729 net unrealized gain on open contracts at March 31, 1997,

$693,747  was  related to exchange-traded futures  contracts  and

$(304,018)   related  to  off-exchange-traded  forward   currency

contracts.  Of the $221,008 net unrealized gain on open contracts at  December 31, 1996 $477,638 related to exchange-traded futures contracts  and $(256,630) related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through December 1997

and   June   1997,  respectively.   Off-exchange-traded   forward

currency  contracts held at March 31, 1997 and December 31,  1996

mature  through  May 1997 and February 1997,  respectively.   The

contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty

nonperformance.    The   credit  risk   associated   with   these

instruments   is  limited  to  the  amounts  reflected   in   the

Partnership's Statements of Financial Condition.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity  customers all  funds  held  by DWR with respect to exchange-traded  futures contracts including an amount equal to the net unrealized gain on all  open futures contracts, which funds totaled $12,624,006  and

$12,383,743   at   March  31,  1997  and   December   31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

DWR, the counterparty on all of such contracts, to perform.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For  the quarter ended March 31, 1997 and the year ended December

31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                            March 31, 1997
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                     695,000       22,158,000
  Commodity Futures                   4,706,000        3,929,000
  Foreign Futures                    15,647,000       10,826,000
Off-Exchange-Traded Forward
 Currency Contracts                  20,383,000       32,664,000



                                          December 31, 1996
                                       Assets         Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  15,388,000        9,495,000
  Commodity Futures                   8,258,000        4,820,000
  Foreign Futures                    22,868,000        8,490,000
Off-Exchange-Traded Forward
 Currency Contracts                  38,167,000       42,948,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $1,157,939.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar versus the Japanese yen  and  most  major  European  currencies  during  January  and

February.   A  portion of these gains was offset by  losses  from

transactions involving the British pound, as well as the Canadian

and  Australian dollars, during February and March.   Gains  were

also  recorded  in  soft  commodities from  long  coffee  futures positions as prices in this market trended steadily higher during

January  and  February,  before  reversing  lower  during  March.

Additional trading gains were recorded in the metals markets from short gold futures positions as gold prices, which began trending lower  during  late  1996, continued to trend lower  in  January.

Gains  were also recorded from long base metals futures positions as  copper and zinc futures prices increased from late January to

early  March.   Smaller gains were recorded in  the  agricultural

markets   from  long  corn,  soybean  meal  and  soybean  futures

positions.  A portion of the

Partnership's  overall  gains was offset by  short-term  volatile price  movement in global interest rate futures.  Smaller  losses were  recorded  in the energy markets during January  and  March.

Total  expenses  for  the  period were $313,925,  generating  net

income  of  $844,014.   The value of an individual  Unit  in  the

Partnership  increased from $1,007.76 at  December  31,  1996  to

$1,078.18 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses  net of interest income were $1,607,326.   During

the first quarter, the Partnership posted a decrease in Net Asset

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

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM,  DWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), certain other limited partnership commodity  pools  of which  Demeter  is  the  general  partner,  and  certain  trading advisors  to  those pools.  Similar purported class actions  were also  filed on September 18 and 20, 1996 in the Supreme Court  of the  State of New York, New York County, and on November 14, 1996

in  the  Superior  Court  of the State of  Delaware,  New  Castle

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




                               Dean Witter Multi-Market Portfolio
                               L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 13, 1997                   By:/s/ Patti L. Behnke
                                      Patti L. Behnke
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.