Form 10-Q
period 1997-06-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1997-08-12
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1997 or

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


c/o Demeter Management Corp.
Two  World  Trade  Center,  62 Fl.,  New  York,  NY         10048
(Address of principal executive offices)               (Zip Code)

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

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          June 30, 1997


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996.......2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)................... 4

        Statements of Changes in Partners' Capital for
        the Six Months Ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)................... 6

     Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.....................................13-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22





            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                               10,614,765     11,906,105
 Net unrealized gain on open contracts     191,378    221,008

 Total Trading Equity               10,806,143     12,127,113

 Interest receivable (DWR)              35,138         41,222
 Due from DWR                           13,318          1,628

 Total Assets                      10,854,599      12,169,963


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   172,857        184,964
 Accrued brokerage fee (DWR)           34,607          14,948
 Accrued management fee (DWFCM)        27,131          30,419
 Accrued transaction fees and costs         2,149        2,350

 Total Liabilities                    236,744         232,681


Partners' Capital

 Limited Partners (10,222.389 and
   11,539.388 Units, respectively) 10,309,255      11,628,908
 General Partner (306 Units)          308,600         308,374

 Total Partners' Capital           10,617,855      11,937,282

 Total Liabilities and Partners' Capital10,854,599  12,169,963


NET ASSET VALUE PER UNIT              1,008.50       1,007.76


        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
               Realized                                 (424,581)
514,532
         Net      change     in     unrealized          (198,350)
(643,419)

        Total  Trading  Results        (622,931)                (128,887)

          Interest       Income      (DWR)                115,625
127,639

              Total        Revenues                     (507,306)
(1,248)


EXPENSES

    Brokerage fees (DWR)            171,818               280,783
    Management fee (DWFCM)           84,161               93,594
         Transaction     fees     and     costs            15,805
21,503

              Total        Expenses                       271,784
395,880

NET           LOSS                                      (779,090)
(397,128)


NET LOSS ALLOCATION

           Limited        Partners                      (757,767)
(387,599)
    General Partner                 (21,323)             (9,529)

NET LOSS PER UNIT

    Limited Partners                 (69.68)             (31.15)
    General Partner                  (69.68)             (31.15)


        The accompanying footnotes are an integral part of these financial statements.



            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
               Realized                                   441,187
(1,148,543)
        Net     change     in     unrealized             (29,630)
(724,487)

            Total       Trading      Results              411,557
(1,873,030)

          Interest      Income      (DWR)                 239,075
264,456

              Total        Revenues                       650,632
(1,608,574)


EXPENSES

          Brokerage       fees      (DWR)                 371,960
593,493
    Management fee (DWFCM)         180,169               197,831
         Transaction      fees     and     costs           33,579
53,651

              Total         Expenses                      585,708
844,975

NET         INCOME        (LOSS)                           64,924
(2,453,549)


NET INCOME (LOSS) ALLOCATION

      Limited   Partners                  64,698       (2,398,935)
    General Partner                     226              (54,614)


NET INCOME (LOSS) PER UNIT

    Limited Partners                    .74              (178.48)
                           General                        Partner
 .74                                (178.48)




        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
  December 31, 1995    14,384.727  $15,216,606        $330,732  $
15,547,338

Net Loss                       -  (2,398,935)        (54,614)   (
2,453,549)

Redemptions                     (1,552.826)           (1,514,989)
-                                  (1,514,989)

Partners' Capital
  June  30, 1996        12,831.901  $11,302,682        $  276,118
$11,578,800






Partners' Capital
  December 31, 1996     11,845.388 $11,628,908         $  308,374$11,937,282

Net Income                   -        64,698            226          64,924

Redemptions             (1,316.999) (1,384,351)              -    (1,384,351)

Partners' Capital
  June 30, 1997         10,528.389  $10,309,255        $  308,600$10,617,855








         The accompanying footnotes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
       Net       income      (loss)                        64,924
(2,453,549)
 Noncash item included in net income (loss):
         Net      change     in     unrealized             29,630
724,487

 (Increase) decrease in operating assets:
    Interest receivable from DWR      6,084              14,841
    Due from DWR                     (11,690)            -

 Increase (decrease) in operating liabilities:
    Accrued brokerage fee (DWR)      19,659              (30,551)
    Accrued management fee (DWFCM)   (3,288)             (10,183)
       Accrued    transaction   fees   and    costs         (201)
(1,248)

  Net  cash  provided  by (used for) operating  activities105,118
(1,756,203)


CASH FLOWS FROM FINANCING ACTIVITIES


      Decrease     in     redemptions     payable        (12,107)
(64,151)
       Redemptions      of      units                 (1,384,351)
(1,514,989)

    Net    cash    used   for   financing   activities(1,396,458)
(1,579,140)


   Net  decrease  in  cash             (1,291,340)       (3,335,343)

  Balance  at  beginning  of  period   11,906,105        14,884,093

  Balance  at  end  of  period         10,614,765        11,548,750



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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Multi-Market Portfolio L.P. (formerly  Dean  Witter

Principal Guaranteed Fund L.P.) (the "Partnership") is a  limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts, and forward contracts  on  foreign

currencies  (collectively,  "futures  interests").   The  general

partner  for  the  Partnership is Demeter Management  Corporation

("Demeter").   The commodity broker is Dean Witter Reynolds  Inc.

("DWR").  Dean Witter Futures & Currency Management ("DWFCM"), an

affiliate  of  Demeter,  is the sole trading  advisor.   Demeter,

DWFCM  and  DWR  are  all  wholly owned  subsidiaries  of  Morgan

Stanley, Dean Witter, Discover & Co. ("MSDWD").



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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996,  open contracts were:


Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     14,948,000                 -
 Commodity Futures:
   Commitments to Purchase      2,931,000          1,887,000
   Commitments to Sell         10,009,000          5,815,000
 Foreign Futures:
   Commitments to Purchase     23,073,000          6,889,000
   Commitments to Sell         10,666,000         12,227,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     23,350,000         33,149,000
   Commitments to Sell         25,183,000         42,607,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $191,378  and

$221,008 at June 30, 1997 and December 31, 1996 respectively.  Of the  $191,378 net unrealized gain on open contracts at  June  30,

1997,  $332,227 related to exchange-traded futures contracts  and

$(140,849)   related  to  off-exchange-traded  forward   currency

contracts.  Of the $221,008 net unrealized gain on open contracts at December 31, 1996, $477,638 related to exchange-traded futures contracts  and $(256,630) related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997,  respectively. Off-exchange-traded  forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,  1996  mature through August 1997 and February 1997,  respec-

tively.   The  contract amounts in the above table represent  the

Partnership's extent of involvement in the particular class of

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on  all  open futures  contracts,  which  funds totaled $10,946,992 and $12,383,743 at June 30, 1997 and December

31,  1996  respectively.  With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of DWR, the counterparty on all such contracts,  to perform.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
   Financial  Futures                  2,654,000       19,744,000
Commodity Futures                  3,884,000        5,018,000
  Foreign Futures                   13,550,000        9,730,000
Off-Exchange-Traded Forward
 Currency Contracts                 20,511,000       28,610,000


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



4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of  about three  months,  DWR  will  continue perform  certain  services relating to the Partnership's  futures trading

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





including  clearance.   After such transition  period,  DWR  will

continue  to  serve as a futures broker for the Partnership  with

Carr   providing   execution  and  clearing  services   for   the

Partnership's account.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITION AND RESULTS OF OPERATIONS

Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.


The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  partnership's  total trading losses net of interest income were $507,306.  During  the second quarter, the Partnership posted a decrease in Net Asset

Value  per  Unit.  Losses were recorded in the financial  futures markets  during April from short positions in U.S. interest  rate futures  as  prices moved higher late in the month.  This  upward price  move  resulted  in the Partnership establishing  new  long positions,  which  recorded additional losses in  May  as  prices finished  the  month lower.  Smaller losses were  recorded  as  a result of similar choppy price movement in European interest rate futures  during  April and May.  A portion of  these  losses  was offset  in  June from long global interest rate and  stock  index futures  positions  as  prices  in these  markets  moved  higher.

Trading  losses  were  also recorded in  the  energy  and  metals markets  as  oil  and gas prices, as well as base metals  prices,

moved  in  a choppy pattern throughout a majority of the quarter.

Smaller  losses  were recorded in the currency markets  as  gains experienced from a strengthening in the value of the U.S.  dollar versus  the  Japanese yen during April were more than  offset  by losses  recorded  from  transactions involving  the  Swiss  franc during  June and from transactions involving the Canadian  dollar and  British  pound  during May.  A portion of the  Partnership's overall  losses  for the quarter was offset by gains  experienced from  long  coffee  futures positions as  coffee  prices  trended higher  during April and May.  Gains recorded from short  soybean and  corn  futures  positions, as prices in these  markets  moved lower  during  June, also helped to mitigate  losses  during  the quarter.  Total expenses for the quarter were $271,784, resulting in a net loss of $779,090. The value of an individual Unit in the

Partnership  decreased  from  $1,078.18  at  March  31,  1997  to

$1,008.50 at June 30, 1997.

For  the six months ended June 30, 1997, the partnership's  total trading revenues including interest income were $650,632.  During the  first six months, the Partnership posted an increase in  Net

Asset  Value  per Unit. The most significant trading  gains  were recorded  in  the currency markets as a result of a strengthening in the value of the U.S. dollar during the period January through

April.   A  portion  of  these gains was offset  by  losses  from

transactions  involving  the British pound  and  Canadian  dollar during February, March and May.  Gains were also recorded in soft commodities  from long coffee futures positions as coffee  prices trended  steadily  higher during January and February  and  again during  April and May.  Trading gains were also recorded  in  the

agricultural  markets from trading soybean and corn  futures.   A

majority of the Partnership's overall gains for the first half of the year were offset by losses in global interest rate futures as prices  in  these  markets moved in a short-term  volatile  range during  the  period January to April.  Losses were also  recorded from trading energy futures during the second quarter as oil  and gas  prices  moved without consistent direction.  Smaller  losses were recorded in metals as gains recorded from short gold futures positions during January were more than offset by losses in  base metals futures trading during the second quarter.  Total expenses for  the period were $585,708 resulting in net income of $64,924.

The value of an individual Unit in the Partnership increased from

$1,007.76 at December 31, 1996 to $1,008.50 at June 30, 1997.

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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), certain other limited partnership commodity  pools  of which  Demeter  is  the  general  partner,  and  certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the

above  actions  filed a consolidated amended complaint.   Similar

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



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Multi-Market Portfolio
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   12,   1997                  By:/s/   Patti   L.   Behnke
Patti L. Behnke
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.