Form 10-Q
period 1997-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1997-11-10
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................21-22

Item 5. Other Information.................................22

Item 6. Exhibits and Reports on Form 8-K..................23






            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                           September 30,   December 31,
                                               1997           1996
                                                 $              $
                                            (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                          9,990,190     11,906,105
  Net  unrealized gain on open contracts         718,993        221,008

 Total Trading Equity                         10,709,183     12,127,113

 Interest receivable  (DWR)                       34,353         41,222
 Due from DWR                                      8,623          1,628

 Total Assets                                 10,752,159      12,169,963

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                            148,719          184,964
 Accrued management fees (DWFCM)                 26,876           30,419
 Accrued brokerage commissions (DWR)             23,686           14,948
 Accrued transaction fees and costs               1,869            2,350

 Total Liabilities                              201,150          232,681


Partners' Capital

 Limited Partners (9,588.358 and
   11,539.388 Units, respectively)           10,224,701       11,628,908
 General Partner (306 Units)                    326,308          308,374

 Total Partners' Capital                     10,551,009       11,937,282

 Total Liabilities and Partners' Capital     10,752,159       12,169,963


NET ASSET VALUE PER UNIT                       1,066.37        1,007.76



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                           1997            1996
                                            $            $
REVENUES
 Trading profit:
       Realized                         230,993        106,020
Net change in unrealized                527,615        803,643

      Total Trading Results             758,608        909,663

 Interest Income (DWR)                  108,792        118,460

      Total Revenues                    867,400      1,028,123


EXPENSES

Brokerage  fees  (DWR)                  162,331        243,148
Management fees  (DWFCM)                 82,085         89,822
Transaction fees and costs               14,511         16,181
      Total Expenses                    258,927        349,151

NET INCOME                              608,473        678,972


NET INCOME ALLOCATION

 Limited Partners                       590,765        662,549
 General Partner                         17,708         16,423

NET INCOME PER UNIT

Limited Partners                          57.87          53.68
General Partner                           57.87          53.68



        The accompanying footnotes are an integral part of these financial statements.



            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                             1997            1996
                                               $            $
REVENUES
 Trading profit (loss):
       Realized                            672,180    (1,042,523)
Net change in unrealized                   497,985       79,157

      Total Trading Results              1,170,165    (963,366)

 Interest Income (DWR)                     347,867     382,915

      Total Revenues                     1,518,032     (580,451)


EXPENSES

 Brokerage fees (DWR)                      534,292      836,641
 Management fees (DWFCM)                   262,253      287,654
 Transaction fees and costs                 48,090       69,832

      Total Expenses                       844,635    1,194,127

NET INCOME (LOSS)                          673,397  (1,774,578)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                          655,463  (1,736,387)
 General Partner                            17,934      (38,191)


NET INCOME (LOSS) PER UNIT

 Limited Partners                            58.61     (124.80)
 General Partner                             58.61      (124.80)



        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995     14,384.727   $15,216,606   $330,732   $15,547,338

Net Loss                       -     (1,736,387)   (38,191)   (1,774,578)

Redemptions           (2,005.354)    (1,937,867)         -    (1,937,867)

Partners' Capital
 September 30, 1996   12,379.373    $11,542,352   $292,541   $11,834,893





Partners' Capital
 December 31, 1996    11,845.388   $11,628,908    $308,374   $11,937,282

Net Income                     -       655,463      17,934      673,397

Redemptions           (1,951.030)   (2,059,670)          -   (2,059,670)

Partners' Capital
 September 30, 1997    9,894.358   $10,224,701    $326,308  $10,551,009






         The accompanying footnotes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income  (loss):                               673,397        (1,774,578)
Noncash item included in net income (loss):
Net change in unrealized                           (497,985)          (79,157)

(Increase) decrease in operating assets:
    Interest receivable (DWR)                         6,869            17,307
    Due from DWR                                     (6,995)            -

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)                   (3,543)           (9,637)
    Accrued brokerage commissions (DWR)               8,738          (102,910)
    Accrued transaction fees and  costs                (481)           <3,158)

Net cash provided by (used for) operating activities  180,000      (1,952,133)


CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in redemptions payable                     (36,245)          (30,085)
   Redemptions  of  units                         (2,059,670)       (1,937,867)

Net cash used for financing  activities           (2,095,915)       (1,967,952)


Net decrease in cash                              (1,915,915)       (3,920,085)

Balance at beginning of period                    11,906,105        14,884,093

Balance at end of period                           9,990,190        10,964,008




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

("Demeter").   The commodity broker for most of the Partnership's

transactions is Dean Witter Reynolds Inc. ("DWR").   Dean  Witter

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following the sale, Carr became the counterparty on

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the  Partnership's  foreign currency trades.  However,  during  a transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.


2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996,  open contracts were:


Contract or Notional Amount
                            September 30, 1997      December  31,
1996                                       $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase         313,000                 -
 Commodity Futures:
   Commitments to Purchase       5,926,000         1,887,000
   Commitments to Sell           3,985,000         5,815,000
 Foreign Futures:
   Commitments to Purchase      15,863,000         6,889,000
   Commitments to Sell           4,433,000        12,227,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      21,519,000        33,149,000
   Commitments to Sell          21,183,000        42,607,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $718,993  and

$221,008   at   September  30,  1997  and   December   31,   1996

respectively.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $718,993  net  unrealized  gain  on  open  contracts  at

September  30, 1997, $498,030 related to exchange-traded  futures contracts  and  $220,963  related to off-exchange-traded  forward currency contracts.  Of the $221,008 net unrealized gain on  open contracts  at  December 31, 1996, $477,638 related  to  exchange-

traded  futures contracts and $(256,630) related to off-exchange-

traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June  1997, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996 mature through December 1997 and  February

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



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



commission  merchant for all of the Partnership's exchange-traded futures  contracts,  is required pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from its  own  assets  and  for  the sole  benefit  of  its  commodity customers  all  funds held by DWR with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on  all  open futures  contracts,  which  funds totaled  $10,388,455 and $12,383,743 at September  30,  1997  and

December   31,   1996   respectively.   With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is at risk to the ability of Carr, the  sole counterparty

on  all  such  contracts,  to  perform.   Carr's  parent,  Credit

Agricole  Indosuez,  has  guaranteed Carr's  obligations  to  the

Partnership.




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



                                      September 30, 1997
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
   Financial  Futures                  3,475,000       13,821,000
Commodity Futures                  4,155,000        4,783,000
  Foreign Futures                   13,269,000        8,630,000
Off-Exchange-Traded Forward
 Currency Contracts                 20,901,000       30,029,000


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITION AND RESULTS OF OPERATIONS

Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and  Carr hold such assets in either designated depositories  or in  securities  approved by the CFTC for investment  of  customer funds. The Partnership's assets held by DWR and Carr may be  used

as  margin  solely  for  the Partnership's  trading.   Since  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the partnership's total revenues  including  interest income were  $867,400.  During  the third quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were recorded in financial futures due primarily to an upward trend in global interest  rate futures  prices during July and September.  Smaller profits  were recorded  in  global stock index futures from short Nikkei  Index futures during the quarter.  In the currency markets, gains  were recorded  during  July from short German mark  positions  as  the value  of  the  U.S.  dollar increased versus  the  German  mark.

During August, the value of the German mark increased versus  the

U.S. dollar, resulting in losses for the Partnership. This upward price  move  resulted  in new long German mark  positions,  which

profited   during  September.  Additional  currency  gains   were

recorded  from  transactions  involving  the  Malaysian  ringgit,

Australian dollar and Swedish krona.  A portion of these currency

gains   was   offset  by  losses  experienced  from  transactions

involving  the  British pound and Japanese yen.   In  the  energy

markets,  gains were recorded from long natural gas positions  as prices  increased during August and September.  In metals,  gains were  recorded from long zinc futures during July and long silver futures  positions  during September.  Gains were  also  recorded from  short copper futures positions during August and September.

Trading losses in aluminum futures during August offset a portion of  these  gains.  In soft commodities and agricultural  markets,

losses  were  recorded as a result of short-term  volatile  price movement  in  a  majority  of the markets  traded,  particularly,

cocoa, cotton and corn futures.    Total expenses for the quarter
were  $258,927, resulting in a net income of $608,473.  The value of an individual Unit in the Partnership increased from $1,008.50 at June 30, 1997 to $1,066.37 at September 30, 1997.



For  the  nine months ended September 30, 1997, the partnership's total trading revenues including interest income were $1,518,032.

During the first three-quarters of year, the Partnership posted a gain  in  Net Asset Value per Unit.  The most significant trading gains  were  recorded in the currency markets as a  result  of  a strengthening  in the value of the U.S. dollar relative  to  most

major   currencies  during  the  period  January  through  April.

Additional currency gains were recorded during the third  quarter from  transactions involving the German mark, Malaysian  ringgit,

Swedish  knona and Australian dollar.  A portion of  these  gains was  offset  by  losses from transactions involving  the  British pound  and  Canadian dollar during February, March  and  May.  In metals,  gains experienced from short gold futures  positions  in

January  and  July from long zinc futures positions in  July  and long  silver  futures  positions in September  more  than  offset losses  recorded  from  base  metals futures  during  the  second

quarter.   A portion of the Partnership's overall gains  for  the

first  nine months of the year was offset by losses from  trading energy  futures  as  oil and gas prices moved without  consistent direction  for  a  majority of the year.  One  exception  in  the energy  complex  was natural gas futures prices, which  increased during the third quarter, thus resulting in gains from long
positions.   In  soft commodities, losses recorded  from  trading

cocoa,  cotton and sugar futures during the third quarter  offset profits  recorded  during the first half of the  year  from  long coffee  futures positions.  In agricultural markets, losses  were recorded  from trading corn futures during the third quarter  and

soybean  oil  during  the first half of the year.   In  financial

futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four months  of the year.  Total expenses for the period were $844,635 resulting  in net income of $673,397.  The value of an individual

Unit in the Partnership increased from $1,007.76 at December  31,

1996 to $1,066.37 at September 30, 1997.



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

Additional  gains were recorded in the energy markets  from  long positions  in  crude, heating and gas oil futures  as  prices  in these markets trended higher throughout the quarter.  Gains  were also
recorded in metals as a downward move in aluminum futures  prices during  September  resulted in gains from previously  established short  positions.  A portion of the overall gains for the quarter was offset by losses experienced in the agricultural currency and soft  commodities markets.  In the agricultural  markets,  losses were  recorded  as soybean and corn futures prices  moved  in  an

inconsistent  pattern  during most of  the  quarter.   Additional

losses  were recorded in the currency markets during August  from short  Australian dollar positions as its value  reversed  higher relative  to the U.S. dollar and other world currencies and  from short  Japanese  yen  positions as its  value  increased  sharply during late August.  In soft commodities, losses were recorded as a  result  of  trendless  movement in cotton  and  coffee  prices throughout  most of the quarter.  Expenses are not comparable  to

the   prior   year   period  and  increased  in  September   1995

commensurate  with the increase in assets traded  resulting  from additional  offering of units in September 1995.  Total  expenses for  the  quarter  were  $349,151, resulting  in  net  income  of

$678,972.   The  value of an individual Unit in  the  Partnership

increased  from $902.34 at June 30, 1996 to $956.02 at  September

30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total  trading  losses  net  of interest  income  were  $580,451.

During  the first nine months, the Partnership posted a  decrease in  Net  Asset Value per Unit.  The most significant losses  were recorded in soft commodities as a result of choppy price movement in
coffee,  cotton and cocoa futures during a majority of the  first nine months of the year.  Additional losses were recorded in  the agricultural markets as a result of trendless price  movement  in soybean products during the first and third quarters of the year.

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

Parties.Item  5.  OTHER INFORMATIONOn July 21, 1997,  MSDWD,  the

sole  shareholder of Demeter, appointed a new Board of  Directors consisting  of  Richard M. DeMartini, Mark  J.  Hawley,  Lawrence

Volpe,  Joseph G. Siniscalchi, Edward C. Oelsner III, and  Robert

E. Murray.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Dean Witter Multi-Market Portfolio
                               Fund L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   10,  1997               By:   /s/  Patti   L.   Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.