Form 10-K
period 1997-12-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1998-03-31
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the fiscal year ended December 31, 1997 or

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

             Units of Limited Partnership Interest

                        (Title of Class)


                        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $10,269,195.17 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

          DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . . .  1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . . . 2-5

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . . .   5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 . . .6-7

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . . . 7

Part II.

  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters. . . . . . . . . .
 . . .  8

  Item 6. Selected Financial Data. . . . . . . . . . . . . .
 . . .  9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .
 . .10-17

  Item 8. Financial Statements and Supplementary Data. . . .
 . .   17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 . . . 17

Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 . . 18-22

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .   23

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 . .   23

  Item13. Certain Relationships and Related Transactions . .
 . .   23

Part IV.
  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 . . .  24

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:

  Documents Incorporated              Part of Form 10-K
     Partnership's Registration Statement
     on Form S-1, File No. 33-21532          I and IV

     Supplemental Information Regarding
     Dean Witter Futures & Currency
     Management Inc.                         I and IV

     December 31, 1997 Annual Report
     for the Dean Witter Multi-Market
     Portfolio L.P.                          II and IV


















                           PART I

Item 1.  BUSINESS

     (a) General Development of Business. Dean Witter Multi-

Market  Portfolio L.P. (formerly named Dean Witter Principal

Guaranteed  Fund  L.P.) (the "Partnership")  is  a  Delaware

limited  partnership  formed to engage  in  the  speculative trading  of commodity futures contracts and other  commodity interests, including, but not limited to, forward  contracts on  foreign currencies and options on futures contracts  and physical commodities (collectively "futures interests").

       Units   of  limited  partnership  interest   in   the

Partnership  were  registered  pursuant  to  a  Registration

Statement  on  Form  S-1  (File No. 33-21532)  which  became effective  on  June  24, 1988.  The offering  of  units  was underwritten  on  a  "best efforts"  basis  by  Dean  Witter

Reynolds Inc. ("DWR").  The Partnership's general partner is

Demeter  Management Corporation ("Demeter"). DWR and Demeter

are   wholly-owned  subsidiaries  of  Morgan  Stanley,  Dean

Witter, Discover & Co. ("MSDWD").

      The  Partnership commenced operations  on  August  31,

1988.  On September 30, 1993, the guarantee with respect  to

the   Partnership  terminated,  and  Commodity   Corporation

(U.S.A.)   N.V.,  the  original  trading  manager   of   the

Partnership resigned and was replaced by Dean Witter Futures

&  Currency Management Inc. ("DWFCM"), an affiliate  of  DWR and Demeter.  The Partnership was renamed as indicated above and is trading
in  a non-guaranteed structure with all assets committed  to trading.

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker  for the Partnership with Carr providing all clearing services for the Partnership's transactions.

      The  Partnership's  net asset value  per  unit  as  of

December  31, 1997, was $1,141.63, representing an  increase of  13.28  percent  from the net asset  value  per  unit  of

$1,007.76  at  December  31,  1996.   For  a  more  detailed

description  of the Partnership's business see  subparagraph

(c).

     (b) Financial Information about Industry Segments.  The

Partnership's  business  comprises  only  one  segment   for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

is  in  the  business  of speculative trading  in  commodity futures  and  other commodity interests including,  but  not limited  to,  options  and  forward  contracts  pursuant  to trading  instructions  provided by  DWFCM.  For  a  detailed description  of  the different facets of  the  Partnership's

business,   see   those   portions  of   the   Partnership's

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
                                      August 27, 1993.

     4.  Management  of the Partnership 4.  "The  Management
Agreement"
                                       (Pages  156-158   and
Supplemental Information
                                     Regarding Dean Witter
                                       Futures   &  Currency
Management Inc. dated                             August 27,
1993).                                                  "The
General Partner"                                  (Pages 36-
52)
                                          "The     Commodity
Broker"                                           (Pages 154-
155) and "The

                                       Limited   Partnership
Agreement"                    (Pages                    169-
174).

    5. Taxation of the Partnership's 5. "Federal Income Tax
        Limited  Partners               Aspects" and  "State
and
                                        Local   Income   Tax
Aspects"
                                      (Pages 176-184).

      (d)   Financial Information About Foreign and Domestic
Operations               and Export Sales.


      The  Partnership has not engaged in any operations  in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

June 16, 1997, the

plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional   and   negligent  breach  of  fiduciary   duty,

fraudulent and unfair business practices, unjust enrichment,

and  conversion  in the sale and operation  of  the  various

limited  partnership  commodity  pools.   Similar  purported

class  actions were also filed on September 18 and 20, 1996,

in  the  Supreme  Court of the State of New York,  New  York

County,  and on November 14, 1996 in the Superior  Court  of

the  State of Delaware, New Castle County, against the  Dean

Witter Parties and certain trading advisors on behalf of all purchasers  of  interests  in  various  limited  partnership commodity  pools  sold  by DWR. A consolidated  and  amended complaint in the action pending in the Supreme Court of  the

State  of  New  York was filed on August 13, 1997,  alleging that  the  defendants committed fraud, breach  of  fiduciary duty,  and  negligent  misrepresentation  in  the  sale  and operation  of  the  various  limited  partnership  commodity pools.  On December 16, 1997, upon motion of the plaintiffs,

the  action  pending in the Superior Court of the  State  of

Delaware  was voluntarily dismissed without prejudice.   The

complaints  seek  unspecified amounts  of  compensatory  and punitive damages
and  other  relief.  It is possible that additional  similar actions  may  be  filed and that, in  the  course  of  these actions, other parties could be

added  as defendants.  The Dean Witter Parties believe  that they  have  strong  defenses to, and  they  will  vigorously contest,  the  actions.  Although the  ultimate  outcome  of legal proceedings cannot be predicted with certainty, it  is the  opinion  of management of the Dean Witter Parties  that the  resolution  of  the actions will not  have  a  material adverse effect on the financial condition or the results  of operations  of  any  of  the  Dean  Witter  Parties  or  the

Partnership.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                          PART II


Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 1,707.  No distributions have been made by the

Partnership since it commenced trading operations on  August

31,  1988.   Demeter  has  sole discretion  to  decide  what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.

      Limited Partnership Units were registered for sale  to

the public in certain Canadian provinces.


Item 6.    SELECTED FINANCIAL DATA (in dollars)






                                         For the Years Ended December 31,
                          1997          1996           1995            1994
1993
Total Revenues
(including interest) 2,476,075  358,079  1,268,953  2,945,000  6,045,087


Net Income (Loss)   1,393,549 (1,110,424) (1,045,666)281,352   2,365,302

Net Income (Loss)
Per Unit (Limited
& General Partners)    133.87   (73.06)      (73.49)     29.95      89.47

Total Assets       11,035,294  12,169,96315,916,81419,760,146   25,561,013

Total Limited
Partners' Capital 10,451,503  11,628,908   15,216,60619,003,112 21,990,643


Net Asset Value Per
Unit of Limited
Partnership Interest 1,141.63  1,007.76   1,080.82   1,154.31   1,124.36







     Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND          RESULTS OF OPERATIONS

     Liquidity.   The  Partnership's  assets  are  deposited   in

     separate  commodity interest trading accounts with  DWR  and

     Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

     such   assets  at  either  designated  depositories  or   in

     securities   approved  by  the  Commodity  Futures   Trading

     Commission  ("CFTC") for investment of customer funds.   The

     Partnership's  assets held by DWR and Carr may  be  used  as

     margin  solely  for  the Partnership's trading.   Since  the

     Partnership's sole purpose is to trade in commodity  futures contracts and other commodity interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.

           The  Partnership's  investment  in  commodity  futures

     contracts,  forward contracts and other commodity  interests may be illiquid.  If the price for a futures contract for  a particular commodity has increased or decreased by an amount equal  to the "daily limit", positions in the commodity  can neither  be taken nor liquidated unless traders are  willing to  effect trades at or within the limit.  Commodity futures prices  have occasionally moved the daily limit for  several

     consecutive  days  with little or no trading.   Such  market

     conditions  could  prevent  the  Partnership  from  promptly liquidating its commodity futures positions.

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

          Credit Risk.    In addition to market risk, in entering

     into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

     Partnership.   The ultimate counterparty of the  Partnership

     for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

     should  significantly reduce this credit risk.  For example,

     a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

     defaulting   members'  contributions  to   a   clearinghouse

     guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

     assessing  its  members.   In cases  where  the  Partnership

     trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not  the  exchange or a clearinghouse, or when the Partnership enters into off-

     exchange contracts with a counterparty, the sole recourse of the

     Partnership  will be the clearinghouse, the exchange  member or  the off-exchange contract counterparty, as the case  may

     be.

           There  can  be  no  assurance  that  a  clearinghouse,

     exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

     DWR.   Further, the law is unclear as to whether a commodity

     broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

     member   default  on  trades  effected  for   the   broker's

     customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

          Demeter deals with the credit risks of all partnerships

     for  which  it  serves as General Partner in  several  ways.

     First,  it  monitors each partnership's credit  exposure  to each  exchange on a daily basis, calculating  not  only  the amount of margin required for it but also the amount of  its

     unrealized  gains at each exchange, if any.   The  commodity

     brokers   inform  each  partnership,  as  with   all   their

     customers,  of  its  net  margin requirements  for  all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a  system  which  permits it to monitor  each  partnership's

     potential  margin liability, exchange by exchange.   Demeter

     is   then  able  to  monitor  the  individual  partnership's

     potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the partnership's margin liability thereon.

            Second,  as  discussed  earlier,  each  partnership's

     trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

     level  of  credit  exposure remained  appropriate.   Demeter

     expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

          Third, Demeter has secured, with respect to Carr acting

     as  the clearing broker for the partnerships, a guarantee by

     Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

     options   and   forward  contracts)  in  each  partnership's

     account.  As of December 31, 1997, Credit Agricole Indosuez'

     total  capital  was over $3.25 billion and it  is  currently rated AA2 by Moody's.

            With   respect  to  forward  contract  trading,   the

     partnerships  trade  with  only those  counterparties  which

     Demeter,   together  with  DWR,  have   determined   to   be

     creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

     covers these forward contracts.

           See  "Financial Instruments" under Notes to  Financial

     Statements  in  the  Partnership's  1997  Annual  Report  to

     Partners, incorporated by reference in this Form 10-K.

           Capital Resources.  The Partnership does not have, nor

     does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount  and therefore the  impact  of  future redemptions.

           Results  of Operations.  As of December 31, 1997,  the

     Partnership's total capital was $10,800,843, a  decrease  of

     $1,136,439   from   the  Partnership's  total   capital   of

     $11,937,282,  at  December 31, 1996.   For  the  year  ended

     December  31, 1997, the Partnership generated net income  of

     $1,393,549 and total redemptions aggregated $2,529,988.

          For the year ended December 31, 1997, the Partnership's

     total  trading  revenues, including  interest  income,  were

     $2,476,075.  The

     Partnership's  total expenses for the year were  $1,082,526,

     resulting  in  net income of $1,393,549.  The  value  of  an individual unit in the Partnership increased from  $1,007.76 at December 31, 1996 to $1,141.63 at December 31, 1997.

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

     For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

     Annual Report to Partners, incorporated by reference in this

     Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The  information required by this Item appears in  the

     attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.



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

     ("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

     Stock  Exchange,  the  Chicago Board Options  Exchange,  and

     other major securities exchanges.

          DWR is registered with the CFTC as a futures commission

     merchant and is a member of the NFA in such capacity.  As of

     December  31, 1997, DWR is servicing its clients  through  a

     network   of   approximately   401   branch   offices   with

     approximately 10,155 account executives servicing individual and institutional client accounts.

     Directors and Officers of the General Partner

           The  directors and officers of Demeter as of  December

     31, 1997 are as follows:

           Richard M. DeMartini, age 45, is the Chairman  of  the

     Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

     Chairman of the Board and a Director of Dean Witter  Futures

     &  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

     president  and chief operating officer of MSDWD's Individual

     Asset  Management Group.  He was named to this  position  in

     May of 1997 and is responsible for Dean Witter InterCapital,

     Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

     Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

     DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

     Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

     Dean  Witter his entire career, joining the firm in 1975  as an account executive.  He
     served  as a branch manager, regional director and  national sales  director, before being appointed president and  chief

     operating  officer of the Dean Witter Consumer Markets.   In

     1988  he was named president and chief operating officer  of

     Sears'  Consumer  Banking Division and in  January  1989  he

     became  president and chief operating officer of Dean Witter

     Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

     Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

     bachelor's   degree  in  marketing  from  San  Diego   State

     University.

           Mark J. Hawley, age 54, is President and a Director of

     Demeter.   Mr.  Hawley is also President and a  Director  of

     DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

     Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

     to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

     funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

     in charge of institutional block trading for the Mid-West at

     Kuhn Loeb & Company.

           Lawrence  Volpe, age 50, is a Director of Demeter  and

     DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

     Controller  in  September 1983, and  currently  holds  those

     positions.   From  July  1979  to  September  1983,  he  was

     associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and

     Assistant  Controller.   From 1970  to  July  1979,  he  was

     associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

           Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

     Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

     Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

     division  through  1997.   He is  currently  Executive  Vice

     President  and Director of the Operations Division  of  DWR.

     From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

     Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

     Inc.

           Edward  C.  Oelsner, III, age 55,  is  a  Director  of

     Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

     President and head of the Product Development Group at  Dean

     Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

     joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

     Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

     Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from 1967 to 1981.  Mr. Oelsner received his M.B.A. in

     Finance  from  the  Columbia University Graduate  School  of

     Business  in  1966  and an A.B. in Politics  from  Princeton

     University in 1964.

           Robert  E.  Murray, age 37, is a Director of  Demeter.

     Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

     currently  a Senior Vice President of DWR's Managed  Futures

     Department  and  is  the  Senior Administrative  Officer  of

     DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

     currently  the  Director  of  Product  Development  for  the

     Managed  Futures  Department.  He  is  responsible  for  the

     development   and   maintenance  of  the  proprietary   Fund

     Management   System  utilized  by  DWFCM  and   Demeter   in

     organizing  information and producing reports for monitoring

     clients'  accounts.   Mr.  Murray  currently  serves  as   a

     Director  of  the  Managed  Funds Association.   Mr.  Murray

     graduated from Geneseo State University in May 1983  with  a

     B.A. degree in Finance.

           Patti  L. Behnke, age 37, is Vice President and  Chief

     Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

     April   1991  as  Assistant  Vice  President  of   Financial

     Reporting  and  is  currently a  First  Vice  President  and

     Director   of   Financial  Reporting  and  Managed   Futures

     Accounting in the Individual Asset Management Group.   Prior

     to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

     Bank.  Ms. Behnke began her career at Arthur Anderson & Co.,

     where she was employed in the audit division from 1982-1986.

     She  is a member of the AICPA and the New York State Society of Certified Public Accountants.

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

     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

     MANAGEMENT      (a) Security Ownership of Certain Beneficial

     Owners - As of December 31, 1997 there were no persons known to  be beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.

          (b)  Security Ownership of Management - At December 31,

     1997,   Demeter  owned  306  Units  of  General  Partnership

     Interest  representing  a  3.23  percent  interest  in   the

     Partnership.

          (c)     Changes in Control - None

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Refer to Note 2 - "Related Party Transactions" of Notes

     to  Financial Statements", in the accompanying  1997  Annual

     Report  to Partners, incorporated by reference in this  Form

     10-K.  In its capacity as the Partnership's retail commodity broker,  DWR received commodity brokerage commissions  (paid and  accrued  by the Partnership) of $675,853 for  the  year ended  December  31, 1997.  In its capacity as  the  trading manager, DWFCM received management fees of $341,705 for  the year ended December 31, 1997.

                                  PART IV


     Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND

     REPORTS ON FORM 8-K

     (a)  1.  Listing of Financial Statements

            The  following  financial statements and  reports  of

     independent  public  accountants,  all  appearing   in   the

     accompanying   1997   Annual   Report   to   Partners,   are

     incorporated by reference in this Form 10-K:

            - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

           - Statements of Financial Condition as of December 31,
     1997 and            1996.

           -  Statements  of  Operations,  Changes  in  Partners'
     Capital, and Cash         Flows for the years ended December
     31, 1997, 1996 and 1995.

          -  Notes to Financial Statements.


           With  the  exception of the aforementioned information

     and  the information incorporated in Items 7, 8 and 13,  the

     1997  Annual  Report to Partners is not deemed to  be  filed with this report.

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

                                                       DEAN WITTER MULTI-MARKET
     PORTFOLIO
                                                            (Registrant)

                                                       BY:  Demeter Management
     Corporation,
                                                                 General Partner

     March 24, 1998           BY: /s/ Mark J. Hawley
                                       Mark  J.  Hawley, Director
     and
                                     President

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Demeter Management Corporation.

     BY: /s/  Mark J. Hawley                                March
     24, 1998
             Mark J. Hawley, Director and
               President

         /s/  Richard M. DeMartini                          March
     24, 1998
             Richard M. DeMartini, Director
               and Chairman of the Board


         /s/  Lawrence Volpe                                March
     24, 1998
             Lawrence Volpe, Director


         /s/  Joseph G. Siniscalchi                         March
     24, 1998
             Joseph G. Siniscalchi, Director


         /s/  Edward C. Oelsner III                         March
     24, 1998
             Edward C. Oelsner III, Director


         /s/  Robert E. Murray                              March
     24, 1998
              Robert E. Murray, Director


         /s/  Patti L. Behnke                               March
     24, 1998
             Patti L. Behnke, Chief Financial
               Officer and Principal Accounting
               Officer

                              EXHIBIT INDEX

              Item                                 Method of Filing

                                                        -3.    Limited
     Partnership Agreement of
                                                                   the
     Partnership, dated as of
                                                             June  24,
     1988.                                            (1)

                                                      -10.  Management
     Agreement between the

     Partnership and DWFCM as of
                                                            October 1,
     1993.                                            (2)

                                                       -10.   Customer
     Agreement between the Partnership
            and DWR, dated as of June 24, 1988
                                                                  (the
     "Customer Agreement").                           (3)

          -10.  Amended and Restated Customer Agreement
                                                             dated  as
     of October 1, 1993.                              (4)

                                                                  -19.
     Supplemental Information Regarding DWFCM dated
                                                            August 27,
     1993.                                            (5)

                                                       -13.   December
     31, 1997 Annual Report to Limited Partners.      (6)


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

          (2) Incorporated by reference to Exhibit 10.01 of the Partnership's Annual
               Report on Form  10-K for the fiscal year ended December
          31, 1993.

          (3) Incorporated by reference to Exhibit 10.01 of the Partnership's
              Registration Statement on Form S-1 (File No. 33-21532).

          (4) Incorporated by reference to Exhibit 10.02 of the Partnership's Annual
               Report  on Form 10-K for the fiscal year ended December
          31, 1993.

          (5)   Incorporated  by  reference  to  Exhibit  19  of   the
          Partnership's Annual Report
               on Form 10-K for the fiscal year ended December 31, 1993.

          (6) Filed herewith.

--------------------------------------------------------------------------------


MULTI-
MARKET
PORTFOLIO










DECEMBER 31, 1997
ANNUAL REPORT










                                                      LOGO DEAN WITTER


--------------------------------------------------------------------------------

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
(FORMERLY DEAN WITTER PRINCIPAL GUARANTEED FUND)
ANNUAL REPORT 1997

Dear Limited Partner:

This marks the tenth annual report for the Dean Witter Multi-Market Portfolio L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,007.76 and finished the year at a Net Asset Value per Unit of $1,141.63, reflecting a gain of 13.3%. Since its inception in September 1988, the Fund has increased by 13.2% (a compound annualized return of 1.4%).

Gains were recorded during January and February as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major European currencies. Additional gains were recorded during this two month period from long coffee futures positions as prices increased over concerns regarding the weather and labor conditions in South America. Smaller gains were recorded from short positions in the energy markets as oil and gas prices moved lower. Performance during March resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher versus the U.S. dollar. Additional losses were recorded in the financial futures and most domestic commodities markets as prices in these markets moved in a choppy pattern.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Small losses were recorded during May as profits in soft commodities and financial futures were more than offset by losses in the energy and currency markets. During June, losses were recorded from long copper futures positions as prices moved lower late in the month. Smaller losses were recorded from trading in soft commodities and energies. A portion of these losses was offset from long global interest rate and stock index futures positions as prices in these markets moved higher.

During July, profits were recorded from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices all trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. A sharp trend reversal in global interest rate futures prices during August resulted in a giveback of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. A strong upward move in international interest rate futures prices during September resulted in gains for the Fund's long positions. Smaller gains were recorded from long natural gas futures positions as prices in this market also increased.

A sharp trend reversal in international interest rate futures prices during October resulted in a give-back of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month.

Trading gains recorded in the currency and agricultural markets offset a small portion of the overall losses for the month. During November and December, profits were recorded in the currency markets from short Japanese yen positions as the value of the yen decreased relative to the U.S. dollar and other world currencies amid concerns about the stability of the Asian economy. Additional profits were recorded from short gold futures positions as gold prices declined to their lowest level in over twelve years.

1997 was a profitable year for the Fund as profits were recorded from sustained price movements in the currency markets during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long global interest rate futures positions during June and July. Although many of the profitable periods with long price trends were followed by trend reversals and short-term volatile price movement, Dean Witter Futures & Currency Management, Inc.'s ("DWFCM") intermediate to long-term trend following trading methodology was able to retain profits. Looking ahead, we remain confident in DWFCM's time tested methodology and in its ability to profit over long-term periods.

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

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Multi-Market Portfolio L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                   ---------------------
                                                      1997       1996
                                                   ---------- ----------
                                                       $          $
                                 ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               9,294,823 11,906,105
 Net unrealized gain on open contracts              1,697,865    221,008
                                                   ---------- ----------
 Total Trading Equity                              10,992,688 12,127,113
Interest receivable (DWR)                              34,348     41,222
Due from DWR                                            8,258      1,628
                                                   ---------- ----------
 Total Assets                                      11,035,294 12,169,963
                                                   ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                  206,863    184,964
 Accrued management fee (DWFCM)                        27,588     30,419
 Accrued brokerage commissions (DWR)                      --      14,948
 Accrued transaction fees and costs                       --       2,350
                                                   ---------- ----------
 Total Liabilities                                    234,451    232,681
                                                   ---------- ----------
PARTNERS' CAPITAL
 Limited Partners (9,154.865 and 11,539.388 Units,
   respectively)                                   10,451,503 11,628,908
 General Partner (306 Units)                          349,340    308,374
                                                   ---------- ----------
 Total Partners' Capital                           10,800,843 11,937,282
                                                   ---------- ----------
 Total Liabilities and Partners' Capital           11,035,294 12,169,963
                                                   ========== ==========
NET ASSET VALUE PER UNIT                             1,141.63   1,007.76
                                                   ========== ==========






   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF OPERATIONS

                                        FOR THE YEARS
                                            ENDED
                                        DECEMBER 31,
                               --------------------------------
                                 1997       1996        1995
                               --------- ----------  ----------
                                   $         $           $
REVENUES
Trading Profit (Loss):
 Realized                        552,341    611,589   2,025,100
 Net change in unrealized      1,476,857   (755,582) (1,553,703)
                               --------- ----------  ----------
 Total Trading Results         2,029,198   (143,993)    471,397
Interest income (DWR)            446,877    502,072     797,556
                               --------- ----------  ----------
 Total Revenues                2,476,075    358,079   1,268,953
                               --------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)      675,853  1,000,631   1,634,478
Management fee (DWFCM)           341,705    384,172     544,826
Transaction fees and costs        64,968     83,700     135,315
                               --------- ----------  ----------
 Total Expenses                1,082,526  1,468,503   2,314,619
                               --------- ----------  ----------
NET INCOME (LOSS)              1,393,549 (1,110,424) (1,045,666)
                               ========= ==========  ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners               1,352,583 (1,088,066) (1,023,180)
General Partner                   40,966    (22,358)    (22,486)
NET INCOME (LOSS) PER UNIT:
Limited Partners                  133.87     (73.06)     (73.49)
General Partner                   133.87     (73.06)     (73.49)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                  UNITS OF
                                 PARTNERSHIP   LIMITED    GENERAL
                                  INTEREST     PARTNERS   PARTNER    TOTAL
                                 -----------  ----------  -------  ----------
                                                  $          $         $
Partners' Capital,
December 31, 1994                16,768.804   19,003,112  353,218  19,356,330
Net Loss                                --    (1,023,180) (22,486) (1,045,666)
Redemptions                      (2,384.077)  (2,763,326)     --   (2,763,326)
                                 ----------   ----------  -------  ----------
Partners' Capital, December 31,
1995                             14,384.727   15,216,606  330,732  15,547,338
Net Loss                                --    (1,088,066) (22,358) (1,110,424)
Redemptions                      (2,539.339)  (2,499,632)     --   (2,499,632)
                                 ----------   ----------  -------  ----------
Partners' Capital, December 31,
1996                             11,845.388   11,628,908  308,374  11,937,282
Net Income                              --     1,352,583   40,966   1,393,549
Redemptions                      (2,384.523)  (2,529,988)     --   (2,529,988)
                                 ----------   ----------  -------  ----------
Partners' Capital, December 31,
1997                              9,460.865   10,451,503  349,340  10,800,843
                                 ==========   ==========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
STATEMENTS OF CASH FLOWS

                                                    FOR THE YEARS
                                                        ENDED
                                                     DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                           1,393,549  (1,110,424) (1,045,666)
Noncash item included in net income
  (loss):
 Net change in unrealized                  (1,476,857)    755,582   1,553,703
(Increase) decrease in operating assets:
 Interest receivable (DWR)                      6,874      14,909      19,956
 Due from DWR                                  (6,630)     (1,628)        --
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)                (2,831)     (9,359)     (9,613)
 Accrued brokerage commissions (DWR)          (14,948)   (104,389)    (28,837)
 Accrued transaction fees and costs            (2,350)     (2,930)      1,600
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                                 (103,193)   (458,239)    491,143
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                      21,899     (20,117)      2,510
Redemptions of units                       (2,529,988) (2,499,632) (2,763,326)
                                           ----------  ----------  ----------
Net cash used for financing activities     (2,508,089) (2,519,749) (2,760,816)
                                           ----------  ----------  ----------
Net decrease in cash                       (2,611,282) (2,977,988) (2,269,673)
Balance at beginning of period             11,906,105  14,884,093  17,153,766
                                           ----------  ----------  ----------
Balance at end of period                    9,294,823  11,906,105  14,884,093
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The Trading Manager is Dean Witter Futures & Currency Management Inc. ("DWFCM"). Demeter and DWFCM are wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR serves as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts, commodity options and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month. For purposes of such interest payments, Net Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Prior to September 1, 1996, the monthly brokerage fee was equal to 3/4 of 1% per month of the Partnership's adjusted month-end Net Assets, as defined in the Limited Partnership Agreement.

Effective September 1, 1996, brokerage commissions are accrued on a half-turn basis at 80% of DWR's published non-member rates, to a maximum of 13/20 of 1% per month, inclusive of transaction fees and costs of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

Transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--The Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or DWR bear all other operating expenses.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

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

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. RELATED PARTY TRANSACTIONS

The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. Under its Customer Agreement with DWR, the Partnership pays DWR a monthly brokerage fee as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

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

3. FINANCIAL INSTRUMENTS

The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1997          1996
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase     3,178,000           --
Commodity Futures:
 Commitments to Purchase       419,000     1,887,000
 Commitments to Sell         6,476,000     5,815,000
Foreign Futures:
 Commitments to Purchase    20,855,000     6,889,000
 Commitments to Sell         4,651,000    12,227,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase    21,650,000    33,149,000
 Commitments to Sell        41,462,000    42,607,000

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $1,697,865 and $221,008 at December 31, 1997 and 1996,
respectively.

Of the $1,697,865 net unrealized gain on open contracts at December 31, 1997, $704,925 related to exchange-traded futures contracts and $992,940 related to off-exchange-traded forward currency contracts.

Of the $221,008 net unrealized gain on open contracts at December 31, 1996, $477,638 related to exchange-traded futures contracts and $(256,630) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through June 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and December 31, 1996 mature through April 1998, and February 1997, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $9,999,748 and $12,383,743 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONTINUED) exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                      1997
                             ----------------------
                               ASSETS   LIABILITIES
                             ---------- -----------
                                 $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures            3,083,000 10,659,000
 Commodity Futures            4,259,000  4,933,000
 Foreign Futures             13,116,000  7,910,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS         24,679,000 32,813,000
                                      1996
                             ----------------------
                               ASSETS   LIABILITIES
                             ---------- -----------
                                 $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures           15,388,000  9,495,000
 Commodity Futures            8,258,000  4,820,000
 Foreign Futures             22,868,000  8,490,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS         38,167,000 42,948,000

4. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interest in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED) the various limited partnership commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148