Form 10-Q
period 1998-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1998-05-14
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-21532

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3469595
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY          10048
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

Yes     X           No


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1998


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
      (Unaudited)  and  December  31,  1997......................
2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)....................3

        Statements of Changes in Partners' Capital for
        the Quarters Ended March 31, 1998 and 1997
     (Unaudited)............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)....................5

     Notes to Financial Statements (Unaudited)...........6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations......................................11-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................15-16

Item 6. Exhibits and Reports on Form 8-K...................17





                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             10,239,056       9,294,823
  Net  unrealized  gain  (loss) on  open  contracts     (136,363)
1,697,865

 Total Trading Equity             10,102,693       10,992,688

 Interest receivable (DWR)            35,595           34,348
 Due from DWR                         18,464            8,258

 Total Assets                     10,156,752       11,035,294


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 125,779         206,863
 Accrued management fee (DWFCM)       25,392           27,588

 Total Liabilities                   151,171          234,451


Partners' Capital

 Limited Partners (8,921.645 and
  9,154.865 Units, respectively)   9,673,784       10,451,503
 General Partner (306 Units)         331,797          349,340

 Total Partners' Capital          10,005,581       10,800,843

  Total  Liabilities and Partners' Capital    10,156,752      11,
035,294


NET ASSET VALUE PER UNIT            1,084.30          1,141.63

        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      1,430,693     865,768
    Net change in unrealized      (1,834,228)   168,721

      Total Trading Results         (403,535) 1,034,489

    Interest Income (DWR)           102,396     123,450

      Total Revenues                (301,139) 1,157,939


EXPENSES

    Brokerage commissions (DWR)     146,083     200,142
    Management fee (DWFCM)           78,183      96,008
    Transaction fees and costs       13,485       17,775

      Total Expenses                237,751     313,925

NET INCOME (LOSS)                   (538,890)   844,014


NET INCOME (LOSS) ALLOCATION

    Limited Partners                (521,347)  822,465
    General Partner                  (17,543)   21,549


NET INCOME (LOSS) PER UNIT

    Limited Partners                  (57.33)    70.42
    General Partner                   (57.33)    70.42




        The accompanying footnotes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December 31, 1996   11,845.388   $11,628,908         $308,374
$11,937,282

Net Income                   -        822,465    21,549   844,014

Redemptions                (547.550)      (600,209)             -
(600,209)

Partners' Capital,
    March  31, 1997       11,297.838 $11,851,164   $329,923  $12,
181,087




Partners' Capital,
    December 31, 1997  9,460.865  $10,451,503  $349,340   $10,800
,843

Net Loss                -         (521,347) (17,543)  (538,890)

Redemptions                      (233.220)              (256,372)
-                     (256,372)

Partners' Capital,
    March 31, 1998     9,227.645    $9,673,784$331,797    $10,005
,581







         The accompanying footnotes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (538,890)  844,014
 Noncash item included in net income (loss):
    Net change in unrealized      1,834,228     (168,721)

 Increase in operating assets:
    Interest receivable (DWR)         (1,247)     (3,207)
    Due from DWR                     (10,206)    (22,950)

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)    (2,196)    16,018
    Accrued brokerage commissions (DWR)-          2,080
       Accrued   transaction   fees   and   costs               -
97

 Net cash provided by operating activities   1,281,689  667,331


CASH FLOWS FROM FINANCING ACTIVITIES


 Decrease in redemptions payable     (81,084)    (42,968)
 Redemptions of units               (256,372)   (600,209)

 Net cash used for financing activities  (337,456)(643,177)


 Net increase in cash               944,233      24,154

 Balance at beginning of period   9,294,823  11,906,105

 Balance at end of period        10,239,056  11,930,259





        The accompanying footnotes are an integral part of these financial statements.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

                 NOTES TO FINANCIAL STATEMENTS

                          (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Multi-Market

Portfolio L.P. (the "Partnership").  The financial statements and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Multi-Market Portfolio L.P., (formerly Dean  Witter

Principal   Guaranteed  Fund  L.P.),  is  a  limited  partnership

organized  to  engage  in the speculative  trading  of  commodity futures  contracts  and forward contracts on foreign  currencies.

The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures,  Inc. ("Carr"), providing clearing  and  execution services. Dean Witter Futures & Currency Management ("DWFCM"), an

affiliate of Demeter, is the sole trading advisor.  Demeter,  DWR and  DWFCM  are  all wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management fees and incentive  fees

(if any) are paid to DWFCM.


3. Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards  represents  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      1,388,000          3,178,000
   Commitments to Sell          9,656,000                  -
 Commodity Futures:
   Commitments to Purchase        706,000            419,000
   Commitments to Sell          2,937,000          6,476,000
 Foreign Futures:
   Commitments to Purchase     13,033,000         20,855,000
   Commitments to Sell         10,126,000          4,651,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     36,351,000         21,650,000
   Commitments to Sell         42,870,000         41,462,000

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in forward  currency contracts is due to offsetting forward  commit-

ments to purchase and to sell the same currency on the same  date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $(136,363) and

$1,697,865 at March 31, 1998 and December 31, 1997, respectively.



Of  the $(136,363) net unrealized loss on open contracts at March

31,   1998,  $224,338  was  related  to  exchange-traded  futures contracts  and $(360,701) related to off-exchange-traded  forward currency contracts.



Of  the  $1,697,865  net unrealized gain  on  open  contracts  at

December  31,  1997, $704,925 related to exchange-traded  futures contracts  and  $992,940  related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through December 1998

and   June   1998,  respectively.   Off-exchange-traded   forward

currency  contracts held at March 31, 1998 and December 31,  1997 mature through July 1998 and April 1998, respectively.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures contracts including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which funds totaled $10,463,394 and $9,999,748 at March 31,  1998 and December 31, 1997, respectively.  With respect to the Partner-

ship's off-exchange-traded forward currency contracts, there  are no  daily  settlements of variations in value nor  is  there  any requirement that an amount equal to the net unrealized gain

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




(loss) on open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is  at  risk  to  the  ability  of  Carr,  the  sole

counterparty  on  all  of  such contracts,  to  perform.   Carr's

parent,   Credit   Agricole  Indosuez,  has   guaranteed   Carr's

obligations to the Partnership.




For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                            March 31, 1998
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                   4,896,000        2,414,000
  Commodity Futures                     281,000        4,307,000
  Foreign Futures                    18,881,000        6,574,000
Off-Exchange-Traded Forward
 Currency Contracts                  32,337,000       43,195,000



                                          December 31, 1997
                                       Assets         Liabilities
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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  losses net of interest income were $301,139. During  the first  quarter, the Partnership posted a loss in Net Asset  Value per  Unit.  The most significant losses were recorded in currency markets  due  primarily to short-term volatility  caused  by  the economic instability in the Far East.  During January, the upward trend  in the value of the U.S. dollar reversed lower in response to  the Japanese government's proposed economic stimulus package.

This reversal resulted in losses for previously established short

Japanese yen positions.  Additional currency losses were recorded in  February  as  the  value of the yen moved without  consistent

direction.    Smaller  losses  were  recorded  from  transactions

involving  the German mark, Australian dollar and British  pound.

A small portion of these losses was offset by gains in March from transactions involving the German mark, Swiss franc and  Japanese

yen.   In  metals, losses were recorded from long silver  futures positions  as  silver  prices reversed lower  in  February  after rallying  higher  during January.  Smaller losses  were  recorded

from  trading  base  metals futures during March.   Additionally,

trendless  movement in soybean futures prices during January  and

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing

higher  during  March.   Total  expenses  for  the  quarter  were

$237,751, resulting in a net loss of $538,890.  The value  of  an individual  Unit in the Partnership decreased from  $1,141.63  at

December 31, 1997 to $1,084.30 at March 31, 1998.



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

Gains  were also recorded from long base metals futures positions as  copper and zinc futures prices increased from late January to

early  March.   Smaller gains were recorded in  the  agricultural

markets   from  long  corn,  soybean  meal  and  soybean  futures

positions.   A  portion of the Partner-ship's overall  gains  was

offset  by short-term volatile price movement in global  interest rate futures.  Smaller losses were recorded in the energy markets during  January  and March. Total expenses for  the  period  were

$313,925,  generating net income of $844,014.  The  value  of  an individual  Unit in the Partnership increased from  $1,007.76  at

December 31, 1996 to $1,078.18 at March 31, 1997.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDW

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




                               Dean Witter Multi-Market Portfolio
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 11, 1998                   By:/s/ Patti L. Behnke
                                      Patti L. Behnke
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.