Form 10-Q
period 1998-06-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1998-08-12
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          June 30, 1998


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997.......2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)................... 4

        Statements of Changes in Partners' Capital for
        the Six Months Ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)................... 6

     Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.....................................12-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 6. Exhibits and Reports on Form 8-K..................20



                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION



                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                8,905,240      9,294,823
 Net unrealized gain on open contracts   1,028,140  1,697,865

 Total Trading Equity                9,933,380     10,992,688

 Interest receivable (DWR)              30,725         34,348
 Due from DWR                           13,090          8,258

 Total Assets                       9,977,195      11,035,294


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  129,572         206,863
 Accrued management fee (DWFCM)        24,943          27,588

 Total Liabilities                     154,515        234,451


Partners' Capital

 Limited Partners (8,618.521 and
   9,154.865 Units, respectively)    9,485,885     10,451,503
 General Partner (306 Units)          336,795         349,340

 Total Partners' Capital            9,822,680      10,800,843

 Total Liabilities and Partners' Capital  9,977,195  11,035,294


NET ASSET VALUE PER UNIT             1,100.64        1,141.63

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          (879,137)              (
424,581)
         Net      change     in     unrealized          1,164,503
(198,350)

        Total  Trading  Results          285,366                (
622,931)

          Interest      Income      (DWR)                  96,366
115,625

              Total        Revenues                       381,732
(507,306)


EXPENSES

    Brokerage fees (DWR)            150,851              171,818
    Management fees (DWFCM)          74,126              84,161
         Transaction     fees     and     costs            11,045
15,805

              Total        Expenses                       236,022
271,784

NET         INCOME        (LOSS)                          145,710
(779,090)


NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 140,712                (
757,767)
    General Partner                   4,998              (21,323)

NET INCOME (LOSS) PER UNIT

    Limited Partners                  16.34              (69.68)
    General Partner                   16.34              (69.68)


          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        551,556              441,187
        Net     change     in     unrealized            (669,725)
(29,630)

      Total Trading Results         (118,169)            411,557

    Interest Income (DWR)           198,762              239,075

              Total        Revenues                        80,593
650,632


EXPENSES

    Brokerage fees (DWR)            296,934              371,960
    Management fees (DWFCM)         152,309              180,169
         Transaction     fees     and     costs            24,530
33,579

      Total Expenses                473,773              585,708

NET        INCOME       (LOSS)                          (393,180)
64,924


NET INCOME (LOSS) ALLOCATION

    Limited Partners                (380,635)            64,698
    General Partner                  (12,545)            226


NET INCOME (LOSS) PER UNIT

    Limited Partners                  (40.99)            .74
    General Partner                  (40.99)             .74


          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
  December 31, 1996     11,845.388 $11,628,908         $  308,374$11,937,282

Net Income                   -        64,698            226          64,924

Redemptions             (1,316.999) (1,384,351)              -    (1,384,351)

Partners' Capital
  June 30, 1997         10,528.389  $10,309,255        $  308,600$10,617,855





Partners' Capital
  December 31, 1997     9,460.865  $10,451,503        $  349,340  $10,800,843

Net  Loss                      -     (380,635)      (12,545)   (3
93,180)

Redemptions                (536.344) (584,983)           -        (584,983)

Partners' Capital
  June 30, 1998           8,924.521  $9,485,885        $  336,795$9,822,680














           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (393,180)            64,924
 Noncash item included in net income (loss):
    Net change in unrealized        669,725              29,630

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         3,623              6,084
    Due from DWR                      (4,832)            (11,690)

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)    (2,645)            (3,288)
    Accrued brokerage fee (DWR)        -                 19,659
       Accrued    transaction    fees    and    costs           -
(201)

 Net cash provided by operating activities   272,691     105,118


CASH FLOWS FROM FINANCING ACTIVITIES


 Decrease in redemptions payable     (77,291)            (12,107)
   Redemptions  of  units                (584,983)              (
1,384,351)

  Net  cash  used  for  financing activities   (662,274)        (
1,396,458)


   Net  decrease  in  cash                (389,583)             (
1,291,340)

  Balance  at  beginning  of  period    9,294,823               1
1,906,105

  Balance  at  end  of  period          8,905,240               1
0,614,765





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

Partnership's December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Multi-Market Portfolio L.P. (formerly  Dean  Witter

Principal   Guaranteed  Fund  L.P.)  is  a  limited   partnership

organized  to  engage  in the speculative  trading  of  commodity futures  contracts  and forward contracts on  foreign  currencies

(collectively,  "futures interests").   The  general  partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker is Dean Witter Reynolds Inc. ("DWR"),  with  an

unaffiliated   clearing  commodity  broker,  Carr  Futures   Inc.

("Carr"), providing clearing and execution services.  Dean Witter

Futures  &  Currency Management, Inc. ("DWFCM"), an affiliate  of

Demeter,  is  the  sole  trading  advisor  for  the  Partnership.

Demeter,  DWFCM  and  DWR  are all wholly-owned  subsidiaries  of

Morgan Stanley Dean Witter & Co. ("MSDW").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management fees and incentive  fees

(if applicable) are paid to DWFCM.



3. Financial Instruments

The  Partnership trades futures and forward contracts on  foreign currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1998  and

December 31, 1997,  open contracts were:


Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      7,809,000          3,178,000
   Commitments to Sell          1,343,000              -
 Commodity Futures:
   Commitments to Purchase        728,000            419,000
   Commitments to Sell          3,040,000          6,476,000
 Foreign Futures:
   Commitments to Purchase     20,849,000         20,855,000
   Commitments to Sell         28,467,000          4,651,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     50,735,000         21,650,000
   Commitments to Sell         66,829,000         41,462,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,028,140 and

$1,697,865 at June 30, 1998 and December 31, 1997, respectively.



Of  the $1,028,140 net unrealized gain on open contracts at  June

30,  1998,  $292,070 related to exchange-traded futures contracts and  $736,070  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,697,865  net unrealized gain  on  open  contracts  at

December  31,  1997, $704,925 related to exchange-traded  futures contracts  and  $992,940  related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1998 and December 31, 1997 mature through December 1998  and

June  1998,  respectively. Off-exchange-traded  forward  currency contracts held by the Partnership at June 30, 1998 and December

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




31,   1997   mature   through  October  1998  and   April   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the  aggregate, totaled $9,197,310 and $9,999,748  at

June  30, 1998 and December 31, 1997, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts,

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Credit  Agricole  Indosuez, has guaranteed  to  the  Partnership,

payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                   4,004,000       3,651,000
  Commodity Futures                     458,000       3,967,000
  Foreign Futures                    16,148,000      10,815,000
Off-Exchange-Traded Forward
 Currency Contracts                  38,919,000      47,496,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions  of  Units  of

Limited Partnership Interest in the future will affect the amount of  funds  available  for  investment  in  futures  interests  in

subsequent  periods.   Since they are at the  discretion  of  the

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including interest income of $381,732, and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains were recorded in the currency  markets  during

May  from  short Japanese yen positions as the value of  the  yen reached its lowest level relative to the U.S. dollar since  1991.

Additional  gains  were  recorded during June  from  short  South

African rand positions as its value also trended lower versus the

U.S. dollar despite intervention by the South African government.

Currency gains were also recorded from trading the Swedish  krona and Australian dollar throughout the quarter. In soft commodities, gains were recorded from short coffee futures

positions  as prices moved lower during April and June.   Smaller

gains were recorded during the second quarter in the agricultural and  metals  markets  from short positions  in  corn,  wheat  and aluminum futures.  A portion of these gains was offset by  losses

in  the  financial  futures markets during April  and  June.   In

April,  losses  were  recorded  from  long  global  bond  futures positions  as  Australian, Japanese and  European  interest  rate futures  prices reversed lower after trending higher  previously.

The  previous trend higher in global interest rate futures prices reemerged  during May.  However, additional losses were  recorded during June as this upward move reversed sharply lower during mid-

month  in reaction to the Federal Reserve's intervention to  halt the  downward slide of the Japanese yen.  Additional losses  were recorded from trading global stock index futures during April and

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during  June after trending lower previously. Total expenses  for the three months ended June 30, 1998 were $236,022, resulting  in net  income of $145,710.  The value of an individual Unit in  the

Partnership  increased  from  $1,084.30  at  March  31,  1998  to

$1,100.64 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $80,593,  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses were  recorded  in  the metals markets during the first quarter from long silver futures positions as silver prices reversed lower in February after rallying  higher during January. Additional losses were  recorded from  trading gold futures during much of the first half  of  the

year.   Smaller  losses were recorded from  trading  base  metals

futures  during  March  and  May.  In financial  futures,  losses recorded  during  the  second quarter  from  short  Nikkei  Index futures  positions, as well as from long Australian bond  futures positions  more  than offset profits recorded  during  the  first quarter  from long European bond futures positions.  In  currency trading, significant losses recorded during the first quarter due primarily  to short-term volatility in the value of the  Japanese yen  were  offset during the second quarter by gains  from  short

Japanese  yen  positions  as its value moved  dramatically  lower

during  May.   Additional currency gains recorded in  the  second

quarter  from  trading the Swedish krona and South  African  Rand offset  losses recorded in European currencies during  the  first six  months  of  the year.  Additionally, trendless  movement  in soybean  futures  prices during January  and  March  resulted  in

smaller   losses   for  the  Partnership.   A  portion   of   the

Partnership's overall losses for the first half of the  year  was offset  by  gains in soft commodities recorded from  short  sugar futures  positions  as prices trended lower  during  January  and

February  and  from  short  coffee futures  positions  as  prices trended lower during April and June.  Total expenses for the  six months ended June 30, 1998 were $473,773, resulting in a net loss of  $393,180.  The value of an individual Unit in the Partnership decreased  from  $1,141.63 at December 31, 1997 to  $1,100.64  at

June 30, 1998.

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses net of interest income  of  $507,306,  and posted  a  decrease  in  Net Asset Value per  Unit.  Losses  were recorded in the financial futures markets during April from short positions  in  U.S. interest rate futures as prices moved  higher

late  in  the  month.   This upward price move  resulted  in  the

Partnership  establishing  new  long  positions,  which  recorded additional  losses  in May as prices finished  the  month  lower.

Smaller losses were recorded as a result of similar choppy  price movement in European interest rate futures during April and  May.

A  portion  of these losses was offset in June from  long  global interest  rate  and stock index futures positions  as  prices  in these markets moved higher. Trading losses were also recorded  in the  energy and metals markets as oil and gas prices, as well  as base  metals  prices,  moved  in a choppy  pattern  throughout  a majority  of  the quarter.  Smaller losses were recorded  in  the currency markets as gains experienced from a strengthening in the value  of  the  U.S. dollar versus the Japanese yen during  April were  more  than  offset  by  losses recorded  from  transactions involving  the  Swiss  franc during June  and  from  transactions

involving  the Canadian dollar and British pound during  May.   A

portion  of the Partnership's overall losses for the quarter  was offset by gains experienced from long coffee futures positions as

coffee  prices  trended  higher  during  April  and  May.   Gains

recorded from short soybean and corn futures positions, as prices in these markets moved lower during June, also helped to mitigate losses  during the quarter.  Total expenses for the three  months ended June 30, 1997 were $271,784,
resulting  in a net loss of $779,090. The value of an  individual

Unit  in  the Partnership decreased from $1,078.18 at  March  31,

1997 to $1,008.50 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total trading revenues including interest income of $650,632, and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  trading gains were recorded in the currency  markets as  a  result of a strengthening in the value of the U.S.  dollar during  the  period January through April.  A  portion  of  these gains  was  offset  by  losses  from transactions  involving  the

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

April.   Losses  were also recorded from trading  energy  futures

during  the  second quarter as oil and gas prices  moved  without consistent direction.  Smaller losses were recorded in metals  as gains  recorded from short gold futures positions during  January were  more  than offset by losses in base metals futures  trading during  the  second quarter.  Total expenses for the  six  months ended  June  30, 1997 were $585,708 resulting in  net  income  of

$64,924.  The value of an individual Unit in the

Partnership  increased from $1,007.76 at  December  31,  1996  to

$1,008.50 at June 30, 1997.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

                     Reports on Form 8-K. - No such reports  have
               been
                    Filed for the quarter ended June 30, 1998.

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




                               Dean Witter Multi-Market Portfolio
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:/s/ Lewis A. Raibley, III
                                      Lewis A. Raibley, III
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.