Form 10-Q
period 1998-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1998-11-10
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 0-17178


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

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 1998


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1998 (Unaudited) and December 31, 1997.......2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)................... 4

        Statements of Changes in Partners' Capital for
        the Nine Months Ended September 30, 1998 and 1997
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)................... 6

     Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................12-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................22

Item 6. Exhibits and Reports on Form 8-K.......................22





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION
<caption<>
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                9,513,579      9,294,823
 Net unrealized gain on open contracts     1,247,045   1,697,865

 Total Trading Equity              10,760,624      10,992,688

 Interest receivable  (DWR)            32,088          34,348
 Due from DWR                              100          8,258

 Total Assets                      10,792,812      11,035,294

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  378,708         206,863
 Accrued management fees (DWFCM)        26,982         27,588

 Total Liabilities                    405,690         234,451


Partners' Capital

 Limited Partners (8,334.021 and
  9,154.865 Units, respectively)    10,263,965     10,451,503
 General Partner (100 and 306 Units,
  respectively)                       123,157         349,340

 Total Partners' Capital           10,387,122      10,800,843

 Total Liabilities and Partners' Capital  10,792,812 11,035,294


NET ASSET VALUE PER UNIT             1,231.57        1,141.63


          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                          1,076,712        230,993
Net change in unrealized             218,905      527,615

      Total Trading Results        1,295,617      758,608

 Interest Income (DWR)                95,854      108,792

      Total Revenues               1,391,471     867,400


EXPENSES

   Brokerage   commissions  (DWR)          152,145        162,331
Management   fees   (DWFCM)                 77,134         82,085
Transaction fees and costs            11,196       14,511
      Total Expenses                 240,475      258,927

NET INCOME                         1,150,996     608,473


NET INCOME ALLOCATION

 Limited Partners                  1,110,931      590,765
 General Partner                      40,065       17,708

NET INCOME PER UNIT

                         Limited                         Partners
130.93                                    57.87
                          General                         Partner
130.93                         57.87




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                       1,628,268           672,180
Net change in unrealized           (450,820)      497,985

      Total Trading Results      1,177,448      1,170,165

 Interest Income (DWR)             294,616        347,867

      Total Revenues             1,472,064      1,518,032


EXPENSES

 Brokerage commissions (DWR)       449,079        534,292
 Management fees (DWFCM)           229,443        262,253
 Transaction fees and costs         35,726         48,090

      Total Expenses               714,248       844,635

NET INCOME                         757,816       673,397


NET INCOME ALLOCATION

 Limited Partners                  730,296       655,463
 General Partner                    27,520         17,934

NET INCOME PER UNIT

 Limited Partners                    89.94          58.61
 General Partner                     89.94         58.61



          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996   11,845.388            $11,628,908           $308,374
$11,937,282

Net Income             -                   655,463        17,934      673,397

Redemptions           (1,951.030)             (2,059,670)                  -
(2,059,670)

Partners' Capital
 September 30, 1997    9,894.358            $10,224,701           $326,308
$10,551,009




Partners' Capital
 December 31, 1997    9,460.865            $10,451,503           $349,340
$10,800,843

Net Income              -                  730,296      27,520        757,816

Redemptions           (1,026.844)             (917,834)             (253,703)
(1,171,537)

Partners' Capital
 September 30, 1998     8,434.021           $10,263,965           $123,157
$10,387,122











           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                            757,816            673,397
Noncash item included in net income:
      Net  change  in  unrealized           450,820             (
497,985)

(Increase) decrease in operating assets:
    Interest receivable (DWR)           2,260            6,869
    Due from DWR                        8,158            (6,995)

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)      (606)             (3,543)
    Accrued brokerage commissions (DWR) -                8,738
      Accrued   transaction   fees   and   costs                -
(481)

Net    cash   provided   by   operating   activities    1,218,448
180,000


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable171,845       (36,245)
   Redemptions  of  units              (1,171,537)              (
2,059,670)

Net  cash  used  for  financing  activities       (999,692)     (
2,095,915)

Net  increase  (decrease)  in  cash      218,756                (
1,915,915)

Balance  at  beginning  of  period     9,294,823                1
1,906,105

Balance      at     end     of     period               9,513,579
9,990,190



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

(collectively,  "futures interests").   The  general  partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker  is  Dean  Witter  Reynolds  Inc.  ("DWR"),  an affiliate  of  Demeter.  The clearing commodity  broker  is  Carr

Futures Inc. ("Carr"), providing clearing and execution services.

Dean  Witter Futures & Currency Management, Inc. ("DWFCM" or  the

"Trading  Advisor"), also an affiliate of Demeter,  is  the  sole trading advisor for the Partnership.  Demeter, DWR and DWFCM  are all wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as needed.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management fees and incentive  fees

(when applicable) are paid to DWFCM.



3. Financial Instruments

The  Partnership trades futures and forward contracts on  foreign currencies.  Futures and forwards represent contracts for delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1998  and

December 31, 1997, open contracts were:


Contract or Notional Amount
                            September 30, 1998  December 31, 1997
$                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       23,154,000        3,178,000
   Commitments to Sell              691,000            -
 Commodity Futures:
   Commitments to Purchase        1,357,000          419,000
   Commitments to Sell            1,210,000        6,476,000
 Foreign Futures:
   Commitments to Purchase       62,152,000       20,855,000
   Commitments to Sell            4,209,000        4,651,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       48,734,000       21,650,000
   Commitments to Sell           32,245,000       41,462,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,247,045 and

$1,697,865  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $1,247,045  net unrealized gain  on  open  contracts  at

September 30, 1998, $1,380,000 related to exchange-traded futures contracts  and $(132,955) related to off-exchange-traded  forward currency contracts.



Of  the  $1,697,865  net unrealized gain  on  open  contracts  at

December  31,  1997, $704,925 related to exchange-traded  futures contracts  and  $992,940  related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998 and December 31, 1997 mature  through  March

1999

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and June 1998, respectively. Off-exchange-traded forward currency contracts  held  by  the Partnership at September  30,  1998  and

December  31, 1997 mature through December 1998 and  April  1998,

respectively.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the aggregate, totaled $10,893,579 and $9,999,748  at

September 30, 1998 and December 31, 1997, respectively.  With

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                      September 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                  8,055,000        2,794,000
  Commodity Futures                    456,000        3,607,000
  Foreign Futures                   23,898,000        9,296,000
Off-Exchange-Traded Forward
 Currency Contracts                 41,238,000       45,032,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Advisor  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to  time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits."  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price for a particular futures interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership Interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since  they  are  at the  discretion  of  the  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,391,471  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets during August and September as investors sought the safety of fixed income investments in response to anticipated interest  rate cuts by the U. S. Federal Reserve and  significant volatility  in the global financial markets.  As a result,  gains were  recorded from long global interest rate futures  positions,

particularly  U.S., Japanese and European bond futures.   Smaller

gains  were  recorded from long positions in Australian  interest rate  futures  as  prices in these markets also  trended  higher.

Additional  gains  were recorded during July and  August  in  the agricultural  markets  from short positions  in  corn  and  wheat futures  as  grain  prices  continued  their  downward  trend  as supplies remained abundant.  These gains were partially offset by losses  recorded in the currency markets from long British  pound positions  as  its value moved lower in response  to  uncertainty about  economic  developments and interest rate  policy  in  that

country.   These losses, coupled with additional currency  losses

recorded  from transactions involving the Australian  dollar  and

Swedish krona during September, more than offset gains from  long

German  mark  positions.  Additional losses were recorded  during

July and September in the metals markets from short aluminum  and copper  futures  positions as base metals prices reversed  higher early  in the quarter.  Total expenses for the three months ended

September  30,  1998 were $240,475, resulting in  net  income  of

$1,150,996.   The value of an individual Unit in the  Partnership

increased  from  $1,100.64  at June  30,  1998  to  $1,231.57  at

September 30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,472,064  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during the first and third quarters from  long  European

interest   rate  futures  positions.   Additional  profits   were

recorded from long positions in U.S. and Japanese bond futures as prices  in  these  markets also trended higher during  the  third

quarter.   Smaller  gains were recorded in soft commodities  from

short  sugar  futures  positions as prices trended  lower  during

January,  February and September.  A portion of these  gains  was offset  by losses in the metals and currency markets.  In metals,

losses  were  recorded during the first quarter from long  silver futures  positions  as  silver  prices  reversed  lower  in  late

February  after  rallying higher during January.   In  September,

additional  losses  were  recorded  from  short  silver   futures

positions  as  precious  metals  prices  moved  higher   due   to

uncertainty  in global stock markets and in the wake of  reported

difficulties  with  several  major  hedge  funds.   During  July,

smaller  losses  were  recorded from short  aluminum  and  copper

futures  positions  as base metals prices  reversed  higher.   In

currency   trading,   losses  were  recorded  from   transactions

involving the British pound as its value moved without consistent

direction  during the first nine months of the year.   Additional

currency  losses  were  recorded during  the  first  quarter  due primarily to short-term volatility caused by the economic instability in the Far East. During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

Japanese  government's proposed economic stimulus  package,  thus resulting in losses for previously established short Japanese yen positions.  Additional currency losses were recorded in  February as  the  value  of  the  yen moved without consistent  direction.

Total expenses for the nine months ended September 30, 1998  were

$714,248, resulting in net income of $757,816.  The value  of  an individual  Unit in the Partnership increased from  $1,141.63  at

December 31, 1997 to $1,231.57 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$867,400 and posted an increase in Net Asset Value per Unit.  The most  significant  gains were recorded in financial  futures  due primarily  to  an  upward trend in global interest  rate  futures prices  during July and September.  Smaller profits were recorded in  global  stock index futures from short Nikkei  Index  futures during  the quarter. In the currency markets, gains were recorded during July from short German mark positions as the value of  the

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

corn   futures.   Total  expenses  for  the  three  months  ended

September  30,  1997 were $258,927, resulting in  net  income  of

$608,473.   The  value of an individual Unit in  the  Partnership

increased  from  $1,008.50  at June  30,  1997  to  $1,066.37  at

September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,518,032  and posted an increase in Net Asset Value  per  Unit.

The  most significant trading gains were recorded in the currency markets  as a result of a strengthening in the value of the  U.S.

dollar  relative  to  most  major currencies  during  the  period

January  through April.  Additional currency gains were  recorded during  the third quarter from transactions involving the  German

mark, Malaysian ringgit, Swedish krona and Australian dollar.   A

portion of these gains was offset by losses from transactions involving the British pound and Canadian dollar during February,

March  and  May.  In metals, gains experienced  from  short  gold futures  positions  in January and July from  long  zinc  futures positions  in July and long silver futures positions in September more  than offset losses recorded from base metals futures during

the  second  quarter.    A  portion of the Partnership's  overall

gains  for the first nine months of the year was offset by losses from  trading energy futures as oil and gas prices moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased during the third quarter, thus resulting in gains  from

long  positions.   In  soft  commodities,  losses  recorded  from

trading  cocoa, cotton and sugar futures during the third quarter offset  profits recorded during the first half of the  year  from long  coffee futures positions.  In agricultural markets,  losses were  recorded from trading corn futures during the third quarter and  soybean oil during the first half of the year.  In financial futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four months  of  the year.  Total expenses for the nine  months  ended

September  30,  1997 were $844,635 resulting  in  net  income  of

$673,397.   The  value of an individual Unit in  the  Partnership

increased  from  $1,007.76 at December 31, 1996 to  $1,066.37  at

September 30, 1997.

Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it  has a material relationship do no properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and clearing organizations through which it trades, Carr, or its

Trading  Advisor - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisor,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisor.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Advisor or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year transition period, the existing sovereign currencies will continue to exist but only as a fixed denomination of the

euro.   Conversion to the euro will prevent the  Trading  Advisor

from  trading in certain currencies and thereby limit its ability to  take  advantage of potential market opportunities that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                   PART II. OTHER INFORMATION





Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                               Dean Witter Multi-Market Portfolio
L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 9, 1998               By:/s/ Lewis A. Raibley, III
                                      Lewis A. Raibley, III
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.