Form 10-Q
period 1999-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1999-05-17
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

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

Yes     X           No


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 1999


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
      (Unaudited)  and  December  31,  1998......................
2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)....................3

        Statements of Changes in Partners' Capital for
        the Quarters Ended March 31, 1999 and 1998
     (Unaudited)............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)....................5

     Notes to Financial Statements (Unaudited)...........6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations......................................11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . 18-28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................   29

Item 6. Exhibits and Reports on Form 8-K...................29






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                8,822,921      9,760,647
 Net unrealized gain on open contracts     338,842    263,650

      Total Trading Equity           9,161,763     10,024,297

 Interest receivable (DWR)              28,389         30,027
 Due from DWR                           22,892           214

      Total Assets                   9,213,044   10,054,538


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   158,629       57,282
 Accrued management fee (DWFCM)         23,032        25,136

      Total Liabilities                181,661        82,418


Partners' Capital

 Limited Partners (7,893.126 and
  8,169.739 Units, respectively)     8,918,393    9,851,534
 General Partner (100 Units)           112,990      120,586

 Total Partners' Capital             9,031,383    9,972,120

 Total Liabilities and Partners' Capital  9,213,044  10,054,538

NET ASSET VALUE PER UNIT              1,129.89      1,205.86

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                           (570,882)     1,430,693
Net change in unrealized             75,192    (1,834,228)

      Total Trading Results         (495,690)    (403,535)
    Interest Income (DWR)            83,022        102,396

      Total Revenues                (412,668)     (301,139)


EXPENSES

    Brokerage commissions (DWR)     129,720      146,083
    Management fee (DWFCM)           70,794       78,183
    Transaction fees and costs       11,093       13,485

      Total Expenses                211,607      237,751

NET LOSS                            (624,275)    (538,890)


NET LOSS ALLOCATION

      Limited   Partners                 (616,679)      (521,347)
General Partner                       (7,596)     (17,543)

NET LOSS PER UNIT

    Limited Partners                  (75.97)      (57.33)
    General Partner                   (75.97)      (57.33)


          The accompanying notes are an integral part of these financial statements.



            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
    December 31, 1997  9,460.865  $10,451,503  $349,340   $10,800
,843

Net Loss                -         (521,347) (17,543)  (538,890)

Redemptions                      (233.220)              (256,372)
-                     (256,372)

Partners' Capital,
    March 31, 1998     9,227.645    $9,673,784$331,797    $10,005
,581




Partners' Capital,
   December 31, 1998  8,269.739  $9,851,534 $120,586  $9,972,120

Net Loss                 -        (616,679)    (7,596) (624,275)

Redemptions                 (276.613)     (316,462)             -
(316,462)

Partners' Capital,
   March 31, 1999     7,993.126  $8,918,393   $112,990$9,031,383













           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                           (624,275)   (538,890)
 Noncash item included in net loss:
    Net change in unrealized         (75,192) 1,834,228

 (Increase) decrease in operating assets:
      Interest   receivable  (DWR)          1,638         (1,247)
Due from DWR                         (22,678)    (10,206)

 Decrease in operating liabilities:
    Accrued management fee (DWFCM)      (2,104)       (2,196)
  Net cash provided by (used for) operating activities  (722,611)
1,281,689


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase (decrease) in redemptions payable101,347  (81,084)
 Redemptions of units               (316,462)   (256,372)

 Net cash used for financing activities  (215,115)  (337,456)


 Net increase (decrease) in cash    (937,726)   944,233

 Balance at beginning of period   9,760,647    9,294,823

 Balance at end of period         8,822,921    10,239,056





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

Partnership's December 31, 1998 Annual Report on Form 10-K.

1. Organization

Dean  Witter  Multi-Market Portfolio L.P. (formerly, Dean  Witter

Principal   Guaranteed  Fund  L.P.)  is  a  limited   partnership

organized  to  engage  in  the  speculative  trading  of  futures contracts,  forward  contracts,  and  other  commodity  interests

(collectively "futures interests").  The general partner for  the

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

("MSDW").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


DWR  pays  interest on these funds based on current 13 week  U.S.

Treasury  bill rates.  The partnership pays brokerage commissions to  DWR.  Management fees and incentive fees (if any) incurred by the Partnership are paid to DWFCM.

3.  Financial Instruments

The  Partnership trades futures contracts, forward contracts  and

other   commodity  interests.   Futures  and  forwards  represent

contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




SFAS  No.  133  does  not  have  a  significant  effect  on   the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $338,842  and

$263,650 at March 31, 1999 and December 31, 1998, respectively.



Of  the  $338,842 net unrealized gain on open contracts at  March

31,  1999,  $327,490 related to exchange-traded futures contracts and  $11,352  related  to  off-exchange-traded  forward  currency contracts.

Of the $263,650 net unrealized gain on open contracts at December

31,  1998,  $638,989 related to exchange-traded futures contracts and  $(375,339)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through June  1999.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1999 and December  31,  1998  mature through June 1999 and April 1999, respectively.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $9,150,411 and $10,399,636 at  March  31,

1999 and December 31, 1998, respectively.



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

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount  of funds available for investment in futures interest  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses  net of interest income  of  $412,668  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the global interest  rate futures  markets throughout a majority of the quarter from  short

Japanese  government bond futures positions as  prices  increased amid  growing  speculation that the Bank of Japan may  underwrite

Japanese government bonds. Fears that a rise in Japanese bond yields would lead many Japanese money managers to repatriate assets  from  foreign  investments to yen-denominated  debt  also pushed  prices  higher.  Additional losses were  recorded  during

February  and  March  from short German government  bond  futures

positions   as   prices  increased  on  reports  that   Germany's

industrial  production  showed a sharp increase,  creating  hopes

that  Europe's  biggest economy could be strengthening.   In  the

currency markets,  losses were recorded throughout a majority  of the  quarter from long Australian dollar positions as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was  more  generous than expected.  In the metals  markets,

losses  were  experienced during March from long  silver  futures positions  as prices retreated after Berkshire Hathaway's  annual report  failed  to provide any new information on  the  company's

silver  positions.   In  soft commodities, losses  were  recorded

during March from short positions in coffee futures as prices  in this  market  surged late in the month as options-related  buying triggered  waves  of buy-stops at several key resistance  levels,

attracting  fund  short-covering.   In  the  global  stock  index

futures  markets,  losses were experienced during  February  from long  S&P  500 Index futures positions as domestic equity  prices moved  lower  on  concerns  that the Federal  Reserve  may  raise interest rates in an effort to control inflation. These losses were partially offset by gains recorded in the energy markets during March from long positions in crude and heating oil futures as prices moved significantly higher which was largely attributed to  the news that both OPEC and non-OPEC countries had reached an agreement  to  cut  total  output by  approximately  two  million barrels  a day beginning April 1st.  In the agricultural markets,

gains  were  recorded  during January  and  February  from  short futures  positions  in soybeans and soybean  products  as  prices declined  to 23-year lows in reaction to a healthy South American crop  outlook, weak world demand and fears that Brazil will flood

the  market in an effort to support their ailing economy.   Total

expenses for the three months ended March 31, 1999 were $211,607,

resulting  in  a  net  loss of $624,275.  The  value  of  a  Unit decreased  from  $1,205.86 at December 31, 1998 to  $1,129.89  at

March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $301,139  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant   losses  were  recorded  in  currency  markets   due

primarily  to  short-term  volatility  caused  by  the   economic

instability in the Far East.  During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

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

Total  expenses for the three months ended March  31,  1998  were

$237,751,  resulting in a net loss of $538,890.  The value  of  a

Unit  decreased from $1,141.63 at December 31, 1997 to  $1,084.30

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

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Advisor from trading in certain currencies  and thereby limits its ability to take  advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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

Trading Advisor in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total  capitalization  was  approximately  $9 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (1.94)%

     Interest Rate                  (.76)

     Equity                         (.72)

      Commodity                         (1.08)

      Aggregate Value at Risk      (2.28)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the composition of its portfolio of open positions can change significantly over any given time period or even within a single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.38)%    (.95)%   (1.83)%

Interest Rate                      (1.77)     (.50)    (1.16)

Equity                              (.72)     (.19)     (.43)

Commodity                          (1.08)     (.64)     (.94)

Aggregate Value at Risk            (3.27)%   (1.37)%   (2.40)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The foregoing VaR tables, as well as the past performance of the

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as
any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

88%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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

Securities Act and Section 21E of the Securities Exchange Act.  The

Partnership's  primary  market  risk  exposures  as  well  as   the

strategies  used and to be used by Demeter and the Trading  Advisor for  managing such exposures are subject to numerous uncertainties,

contingencies  and risks, any one of which could cause  the  actual results  of  the  Partnership's risk controls to differ  materially from  the objectives of such strategies.  Government interventions,

defaults  and  expropriations, illiquid markets, the  emergence  of dominant fundamental factors, political upheavals, changes in  his-

torical price relationships, an influx of new market participants, increased regulation and many other factors could result in material  losses  as  well  as  in material  changes  to  the  risk exposures  and  the risk management strategies of the  Partnership.

Investors  must  be  prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the  first quarter of 1999, the Partnership's  major

exposures were in the Euro currency crosses and outright US  dollar positions (outright positions consists of the U.S. dollar vs. other

currencies.   These other currencies include the  major  and  minor

currencies).  Demeter does not anticipate that the risk profile  of the  Partnership's currency sector will change significantly in the future.  The currency trading Value at Risk figure includes foreign margin  amounts  converted into U.S. dollars  with  an  incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

     Interest Rate. The second largest exposure this quarter was in the  interest  rate  sector.  Exposure was spread  across  the  US,

Swiss,  Australian, and Japanese interest rate  sectors.   Interest

rate  movements  directly affect the price of  the  sovereign  bond futures positions held by the Partnership and indirectly affect the value  of  its  stock index and currency positions.  Interest  rate movements  in  one  country  as  well  as  relative  interest  rate movements  between  countries materially impact  the  Partnership's profitability.  The Partnership's primary interest rate exposure is generally  to  interest rate fluctuations in the G-7 countries  and

Australia.  Demeter  anticipates that G-7 and  Australian  interest rates  will  remain  the  primary interest  rate  exposure  of  the

Partnership  for the foreseeable future.  The changes  in  interest rates,  which have the most effect on the Partnership, are  changes in  long-term  and medium-term instruments.  Consequently,  even  a material change in short-term rates would have little effect on the

Partnership, were the medium to long term rates to remain steady.

      Equity.  The Partnership's equity exposure on March 31,  1999 was  limited to price risk in the Nikkei index (Japan).  The  stock index  futures  traded by the Partnership are  by  law  limited  to futures  on broadly based indices.  Demeter anticipates little,  if

any,  trading  in  non  G-7  stock  indices.   The  Partnership  is

primarily  exposed to the risk of adverse price  trends  or  static markets in the

U.S. and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

         Metals.   The  next largest exposure was in the  base  and

precious  metals markets.  While the Partnership's  primary  metals market  exposure was to fluctuations in the prices of base  metals,

exposure  in the gold and silver markets impacted the portfolio  as

well.   The  Partnership aims to equally weight market exposure  in the  metals as much as possible, however base metals, during period of  volatility, will affect performance more dramatically than  the precious metals markets.  Demeter anticipates that the base  metals will remain the primary metals market exposure of the Partnership.

     Energy.   On March 31, 1999, the Partnership's energy exposure

was shared by futures contracts in the oil and natural gas markets.

Price movements in these markets result from political developments

in   the   Middle  East,  weather  patterns,  and  other   economic

fundamentals.   As oil prices have broken out of low  price  ranges

achieved  in 1998, it is possible that volatility will increase  as well.  Significant profits and losses have been and are expected to continue  to  be experienced in this market.  Natural gas,  also  a primary energy market exposure, has exhibited more volatility  than the oil markets on an intra day and daily basis.  It is expected to continue this choppy pattern.

      Soft  Commodities.  On March 31, 1999, the Partnership had  a

reasonable  amount of exposure in the markets that  comprise  these

sectors.   Most of the exposure however was in the grain  and  bean

markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of March 31, 1999:

     Foreign Currency Balances.  The Partnership's foreign currency balances  are in Japanese yen, British pounds, Euros, Swiss  Francs and  Australian dollars.  The Partnership controls the  non-trading risk  of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Advisor  on  a  daily

basis.    In    addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's 1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.




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




                            Dean Witter Multi-Market Portfolio
                             L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May 14, 1999                By:/s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.