Form 10-Q
period 1999-06-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1999-08-13
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

Yes     X           No


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          June 30, 1999


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998............2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)........................ 4

        Statements of Changes in Partners' Capital for
        the Six Months Ended June 30, 1999 and 1998
     (Unaudited)................................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)........................ 6

     Notes to Financial Statements (Unaudited).............. 7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................21-32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 33

Item 6. Exhibits and Reports on Form 8-K...................... 33







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION



                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                8,372,483      9,760,647
 Net unrealized gain on open contracts    420,527    263,650

      Total Trading Equity           8,793,010     10,024,297

 Interest receivable (DWR)              26,714         30,027
 Due from DWR                            7,939           214

      Total Assets                  8,827,663      10,054,538


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  110,555          57,282
 Accrued management fee (DWFCM)        22,069          25,136

      Total Liabilities                132,624         82,418

Partners' Capital

 Limited Partners (7,607.626 and
   8,169.739 Units, respectively)    8,582,228      9,851,534
 General Partner (100 Units)          112,811         120,586

 Total Partners' Capital            8,695,039       9,972,120

 Total Liabilities and Partners' Capital   8,827,663  10,054,538

NET ASSET VALUE PER UNIT             1,128.11        1,205.86

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                           36,170                (
879,137)
      Net  change  in  unrealized          81,685               1
,164,503

      Total Trading Results         117,855              285,366
          Interest      Income      (DWR)                  78,641
96,366
              Total        Revenues                       196,496
381,732

EXPENSES

     Brokerage commissions (DWR)     130,381              150,851
Management fee (DWFCM)               67,878              74,126
         Transaction     fees     and     costs            10,376
11,045

              Total        Expenses                       208,635
236,022

NET        INCOME       (LOSS)                           (12,139)
145,710


NET INCOME (LOSS) ALLOCATION

    Limited Partners                 (11,960)            140,712
    General Partner                     (179)            4,998

NET INCOME (LOSS) PER UNIT

     Limited  Partners                   (1.78)             16.34
General Partner                        (1.78)            16.34


          The accompanying notes are an integral part of these financial statements.



            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        (534,712)            551,556
         Net      change     in     unrealized            156,877
(669,725)

        Total  Trading  Results          (377,835)              (
118,169)

          Interest      Income      (DWR)                 161,663
198,762

             Total        Revenues                      (216,172)
80,593


EXPENSES

    Brokerage commissions (DWR)     260,101              296,934
    Management fee (DWFCM)          138,672              152,309
         Transaction     fees     and     costs            21,469
24,530

              Total        Expenses                       420,242
473,773

NET           LOSS                                      (636,414)
(393,180)


NET LOSS ALLOCATION

      Limited   Partners                 (628,639)              (
380,635)
    General Partner                   (7,775)            (12,545)

NET LOSS PER UNIT

    Limited Partners                  (77.75)            (40.99)
    General Partner                   (77.75)            (40.99)



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
  December 31, 1997     9,460.865  $10,451,503        $  349,340  $10,800,843

Net  Loss                      -     (380,635)      (12,545)   (3
93,180)

Redemptions                (536.344) (584,983)           -        (584,983)

Partners' Capital
  June 30, 1998           8,924.521  $9,485,885        $  336,795$9,822,680




Partners' Capital
  December 31, 1998      8,269.739 $9,851,534           $120,586$9,972,120

Net Loss                     -     (628,639)    (7,775)    (636,4
14)

Redemptions                (562.113)  (640,667)           -            (640,667)

Partners' Capital
   June  30, 1999           7,707.626 $8,582,228    $112,811   $8

,695,039












           The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                            (636,414)              (
393,180)
 Noncash item included in net loss:
    Net change in unrealized        (156,877)            669,725

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         3,313              3,623
    Due from DWR                      (7,725)            (4,832)

 Decrease in operating liabilities:
        Accrued     management    fee    (DWFCM)          (3,067)
(2,645)
 Net cash provided by (used for) operating activities   (800,770)
272,691


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable53,273        (77,291)
      Redemptions      of      units                    (640,667)
(584,983)

    Net   cash   used   for   financing   activities    (587,394)
(662,274)


   Net  decrease  in  cash              (1,388,164)             (
389,583)

     Balance     at     beginning    of    period       9,760,647
9,294,823

     Balance     at     end    of    period             8,372,483
8,905,240




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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

The application of

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




SFAS  No.  133  does  not  have  a  significant  effect  on   the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $420,527  and

$263,650 at June 30, 1999 and December 31, 1998, respectively.



Of the $420,527 net unrealized gain on open contracts at June 30,

1999,  $373,000 related to exchange-traded futures contracts  and

$47,527   related   to   off-exchange-traded   forward   currency

contracts.



Of the $263,650 net unrealized gain on open contracts at December

31,  1998,  $638,989 related to exchange-traded futures contracts and  $(375,339)  related to off-exchange-traded forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

June  1999,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  April   1999,

respectively.

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $8,745,483 and $10,399,636  at  June  30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $196,496 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant net trading losses were experienced in  the metals markets from long positions in copper and aluminum futures as base metals prices declined significantly during late May amid a  large  supply, low demand and the possibility of a  production

cut  in  the  near  future being judged unlikely.   During  June,

additional losses were incurred in this market complex from short copper futures positions as prices moved higher due to a drop in
warehouse  stocks.   In the global stock index  futures  markets,

losses  were recorded during mid-April and May from long S&P  500

Index   futures  positions  as  domestic  equity  prices  dropped

following  stronger-than-expected Consumer Price Index  data  and indications  by the Federal Open Market Committee that  the  U.S.

Federal  Reserve is shifting towards a tightening bias.   In  the

agricultural  markets,  losses were experienced  from  long  corn futures  positions as prices regressed in early April in reaction to reports by the USDA that the expected corn surplus will be one of  the  biggest in years and from declining demand in the  Asian markets.  These losses were partially offset by gains recorded in the  currency  markets during April and May  from  short  Swedish kroner positions as its value weakened versus the U.S. dollar  on speculation  as to when Sweden will join Europe's Monetary  Union and  due to a decline in oil prices.  In the global interest rate

futures   markets,  gains  were  recorded  from   long   Japanese

government  bonds  as  prices  rallied  during  April  after  the

Japanese  government proposed no new economic spending plans  and on comments by a Senior Finance Ministry official that the supply-

demand   balance  in  the  market  will  deteriorate.   In   soft

commodities,  gains  were  recorded  from  short  cotton  futures positions as prices dropped in late June on reports of beneficial rainfall  across  the Southeastern U.S.  In the  energy  markets,

gains  were  recorded during April from long natural gas  futures positions  as prices climbed following reports of an increase  in

storage  stocks  that was well-below market expectations.   Total

expenses  for the three months ended June 30, 1999 were $208,635,

resulting  in  a  net  loss of $12,139.   The  value  of  a  Unit

decreased
from $1,129.89 at March 31, 1999 to $1,128.11 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses  net of interest income  of  $216,172  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the metals  markets  from long  positions in copper and zinc futures as base metals  prices declined  significantly  in late May amid  a  large  supply,  low demand and the possibility of a production cut in the near future

being  judged  unlikely.   During June,  additional  losses  were

incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse stocks.  In the global interest rate futures markets, losses were recorded  throughout a majority of the first quarter  from  short

Japanese bond futures positions as prices increased amid  growing speculation  that  the  Bank  of Japan  may  underwrite  Japanese

government  bonds.   Fears that a rise in  Japanese  bond  yields

would lead many Japanese money managers to repatriate assets from foreign  investments to yen-denominated debt also  pushed  prices

higher.   Additional  losses were recorded  during  February  and

March  from  short  German government bond futures  positions  as prices  increased on reports that Germany's industrial production showed  a  sharp  increase, creating hopes that Europe's  biggest economy could be strengthening.  In the currency markets,  losses were  experienced throughout a majority of the first quarter from

long   Australian   dollar  positions  as   its   value   dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding potential currency
devaluations  in  the Asian region.  Losses recorded  from  short

British  pound  positions  in March offset  profits  recorded  in

February as its value strengthened versus the U.S. dollar as  the market  scaled  back the chances of a British interest  rate  cut following an announcement of a budget that was more generous than expected.  In the global stock index futures markets, losses were experienced during February, mid-April and May from long S&P  500

Index futures positions as domestic equity prices moved lower  on concerns that the Federal Reserve may raise interest rates in  an effort  to  control  inflation, following  stronger-than-expected

Consumer Price Index data and on indications by the Federal  Open

Market  Committee  that  the  U.S. Federal  Reserve  is  shifting towards a tightening bias.  These losses were partially offset by gains  recorded  in  the energy markets during  March  from  long positions  in  crude  and  heating oil futures  as  prices  moved

significantly  higher  on  news  that  both  OPEC  and   non-OPEC

countries  had  reached  an agreement  to  cut  total  output  by approximately  two  million barrels a day  beginning  April  1st.

Total  expenses  from the six months ended  June  30,  1999  were

$420,242,  resulting in a net loss of $636,414.  The value  of  a

Unit  decreased from $1,205.86 at December 31, 1998 to  $1,128.11 at June 30, 1999.



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

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during  June after trending lower previously. Total expenses  for the three months ended June 30, 1998 were $236,022, resulting  in net income of $145,710.  The value of a

Unit  increased from $1,084.30 at March 31, 1998 to $1,100.64  at

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

Partnership's overall losses for the first half of the year was offset by gains in soft commodities as profits were recorded from short  sugar  futures  positions as prices trended  lower  during

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

and  Section  21E of the Securities Exchange Act of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $8 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.92)%

     Interest Rate                  (1.87)

     Equity                         (0.40)

     Commodity                      (0.88)

     Aggregate Value at Risk        (3.05)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   June  30,  1999  only  and  is   not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.07)%   (0.95)%    (1.72)%

Interest Rate                      (1.87)    (0.50)     (1.22)

Equity                             (0.72)    (0.19)     (0.40)

Commodity                          (1.08)    (0.64)     (0.91)

Aggregate Value at Risk            (3.05)%   (1.37)%    (2.35)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

82%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

     Currency. The primary trading risk exposure in the Partnership is  in the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes as well as political and

general  economic  conditions influence  these  fluctuations.   The

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the second quarter of 1999, the Partnership's  major

exposures  were  in  the euro currency crosses  and  outright  U.S.

dollar  positions (outright positions consists of the  U.S.  dollar

vs. other currencies.  These other currencies include the major and

minor  currencies).   Demeter does not  anticipate  that  the  risk

profile   of   the  Partnership's  currency  sector   will   change

significantly  in  the  future. The  currency  trading  VaR  figure includes foreign margin amounts converted into U.S. dollars with an incremental  adjustment to reflect the exchange rate risk  inherent to  the  dollar-based Partnership in expressing VaR in a functional currency other than dollars.

     Interest  Rate.  The second largest trading risk  exposure  at

June 30, 1999 was in the interest rate sector.  Exposure was spread across  the US, European, Swiss, Australian, and Japanese  interest rate sectors.  Interest rate movements directly affect the price of the  sovereign  bond futures positions held by the Partnership  and indirectly  affect  the  value  of its  stock  index  and  currency

positions.   Interest  rate movements in one  country  as  well  as

relative  interest  rate  movements  between  countries  materially impact  the Partnership's profitability. The Partnership's  primary interest  rate exposure is generally to interest rate  fluctuations in  the G-7 countries and Australia.  Demeter anticipates that  G-7

and                                                      Australian

interest  rates will remain the primary interest rate  exposure  of

the  Partnership  for  the  foreseeable  future.   The  changes  in

interest rates, which have the most effect on the Partnership,  are

changes  in  long-term and medium-term instruments.   Consequently,

even a material change in short-term rates would have little effect on  the  Partnership, were the medium to long term rates to  remain steady.

      Equity.   The Partnership's equity exposure on June 30,  1999

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

      Energy.   On June 30, 1999, the Partnership's energy exposure

was  shared  by futures contracts in the New York and London  crude oil futures markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other  economic fundamentals.  As oil prices continue to break  out of  low  price  ranges  achieved  in  1998,  it  is  possible  that volatility will continue as well.

      Soft  Commodities and Agriculturals.  On June 30,  1999,  the

Partnership had a reasonable amount of exposure in the markets that comprise these sectors.  Most of the exposure, however, was in  the soft  commodities.  Supply and demand inequalities, severe  weather disruption and market expectations affect price movements in  these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of June 30, 1999:

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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure by (i) diversifying the Partnership's assets among different market sectors and trading approaches, and (ii),

monitoring  the  performance of the Trading Advisor  on  a  daily basis.  In  addition,  the Trading Advisor  establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiffs'  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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




                            Dean Witter Multi-Market Portfolio
                             L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August 13, 1999             By:/s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.