Form 10-Q
period 1999-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 1999-11-12
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 1999


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998.......2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)....................4

        Statements of Changes in Partners' Capital for
        the Nine Months Ended September 30, 1999 and 1998
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)....................6

     Notes to Financial Statements (Unaudited).............. 7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................   34

Item 6. Exhibits and Reports on Form 8-K...................... 34






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION



                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                8,299,189      9,760,647
 Net unrealized gain on open contracts    479,718    263,650

      Total Trading Equity           8,778,907     10,024,297

 Interest receivable (DWR)              26,817         30,027
 Due from DWR                           5,363            214

      Total Assets                  8,811,087      10,054,538


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   96,236          57,282
 Accrued management fee (DWFCM)        22,028          25,136

      Total Liabilities                118,264         82,418


Partners' Capital

 Limited Partners (7,397.224 and
   8,169.739 Units, respectively)    8,576,876      9,851,534
 General Partner (100 Units)          115,947         120,586

 Total Partners' Capital            8,692,823       9,972,120

 Total Liabilities and Partners' Capital    8,811,087  10,054,538


NET ASSET VALUE PER UNIT             1,159.47        1,205.86

          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
       Realized                          305,192                1
,076,712
         Net      change     in     unrealized             59,191
218,905

        Total  Trading  Results          364,383                1
,295,617
          Interest      Income      (DWR)                  81,546
95,854
              Total        Revenues                       445,929
1,391,471

EXPENSES

     Brokerage commissions (DWR)     130,939              152,145
Management fees (DWFCM)              66,081              77,134
         Transaction     fees     and     costs             9,144
11,196

              Total        Expenses                       206,164
240,475

NET            INCOME                                     239,765
1,150,996


NET INCOME ALLOCATION

      Limited   Partners                 236,629                1
,110,931
    General Partner                   3,136              40,065

NET INCOME PER UNIT

     Limited Partners                  31.36               130.93
General Partner                       31.36              130.93




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          (229,520)              1
,628,268
         Net      change     in     unrealized            216,068
(450,820)

        Total  Trading  Results           (13,452)              1
,177,448

          Interest      Income      (DWR)                 243,209
294,616

              Total        Revenues                       229,757
1,472,064


EXPENSES

    Brokerage commissions (DWR)    391,040               449,079
    Management fees (DWFCM)        204,753               229,443
         Transaction      fees     and     costs           30,613
35,726

              Total         Expenses                      626,406
714,248

NET         INCOME        (LOSS)                        (396,649)
757,816


NET INCOME (LOSS) ALLOCATION

    Limited Partners              (392,010)              730,296
    General Partner                 (4,639)              27,520

NET INCOME (LOSS) PER UNIT

    Limited Partners                (46.39)              89.94
    General Partner                 (46.39)              89.94



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
   December 31, 1997        9,460.865  $10,451,503       $  349,3
40                    $10,800,843

Net  Income                   -      730,296       27,520   757,8
16

Redemptions               (1,026.844)       (917,834)             (253,703)
(1,171,537)

Partners' Capital
   September 30, 1998       8,434.021   $10,263,965       $   123

,157                   $10,387,122




Partners' Capital
  December 31, 1998      8,269.739 $9,851,534           $120,586$9,972,120

Net  Loss                      -    (392,010)     (4,639)   (396,
649)

Redemptions                       (772.515)             (882,648)
-                         (882,648)

Partners' Capital
  September 30, 1999     7,497.224    8,576,876          115,947   8,692,823














           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (396,649)            757,816
 Noncash item included in net income (loss):
    Net change in unrealized        (216,068)            450,820

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         3,210              2,260
    Due from DWR                      (5,149)            8,158

 Decrease in operating liabilities:
        Accrued     management    fee    (DWFCM)          (3,108)
(606)
  Net cash provided by (used for) operating activities  (617,764)
1,218,448


CASH FLOWS FROM FINANCING ACTIVITIES

      Increase     in     redemptions     payable          38,954
171,845
      Redemptions      of      units                    (882,648)
(1,171,537)

   Net   cash   used   for   financing  activities      (843,694)
(999,692)


 Net increase (decrease) in cash  (1,461,458)            218,756

     Balance     at     beginning    of    period       9,760,647
9,294,823

     Balance     at     end    of    period             8,299,189
9,513,579




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

The application of

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




SFAS  No.  133  does  not  have  a  significant  effect  on   the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $479,718  and

$263,650   at   September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $479,718  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $459,256 related to exchange-traded  futures contracts  and  $20,462  related to  off-exchange-traded  forward currency contracts.



Of the $263,650 net unrealized gain on open contracts at December

31,  1998,  $638,989 related to exchange-traded futures contracts and  $(375,339)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000  and  June 1999, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  April

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $8,758,445 and $10,399,636  at  September

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$445,929 and posted an increase in Net Asset Value per Unit.  The most  significant gains were recorded in the metals markets  from short gold futures positions as prices dropped during early  July

amid  disappointment over low prices at the U.K. auction.   Newly

established  long gold futures positions also produced  gains  as prices  skyrocketed due to the results of the Bank  of  England's second gold auction on September 21 and the announcement of a plan by several European central banks to restrict sales of their gold  reserves  for five years.  Additional gains  were  recorded during  August  from  long aluminum futures positions  as  prices increased  on  bullish technical factors and speculative  buying.

In  the  energy markets, gains were recorded from long crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses recorded from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of  Australia.  Additional losses were recorded from  short  U.S.

interest  rate  futures positions as domestic bond  prices  moved temporarily  higher on the release of benign inflation  data  and diminished fears of another interest rate increase by the Federal

Reserve.   Offsetting  gains resulted  from  short  positions  in

German bond futures as prices declined during July on comments by

Bundesbank President designate Welteke that he has started to see signs  of  a resurgence in the European economy.  In the currency markets,  losses were experienced early in the quarter from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices.  Losses were also experienced from long positions in the European common currency, the euro, and the Swiss franc as the value of these currencies declined sharply versus the U.S.

dollar  on September 10 as an intervention by the Bank  of  Japan temporarily  strengthened  the  U.S.  dollar  versus  most  major currencies.  As a result, new short positions were established in the  euro and the Swiss franc only to result in additional losses as  these  currencies strengthened versus the U.S. dollar  during the latter half of September after U.S. trade figures reflected a

record  deficit.   Offsetting currency gains were  recorded  from

long  positions  in  the Japanese yen as the  value  of  the  yen climbed  to a 44-month high versus the U.S. dollar amid  optimism over  Japan's  economic recovery.  Total expenses for  the  three months  ended September 30, 1999 were $206,164, resulting in  net income of $239,765.  The value of a Unit increased from $1,128.11 at June 30, 1999 to $1,159.47 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$229,757  and,  after expenses, posted a decrease  in  Net  Asset

Value  per Unit. The most significant net losses were experienced in the global interest rate futures markets from short Australian interest  rate futures positions as prices increased during  July and  August  on the temporary strength in U.S. bonds and  weaker-

than-expected   business   spending  data   out   of   Australia.

Additional losses were recorded from short Japanese bond  futures positions  as  prices  increased during the  first  quarter  amid growing  speculation  that  the  Bank  of  Japan  may  underwrite

Japanese government bonds and during the third quarter on the strength of the Japanese yen and expectations that additional

monetary  easing  in  that country will come.   In  the  currency

markets, losses were recorded throughout a majority of the  first quarter  from  long  Australian dollar  positions  as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Early  in  the  third  quarter, losses were  recorded  from  long positions  in this currency due to depressed commodities  prices,

emerging  market  concerns  and on-going  talks  that  China  may

eventually   devalue  its  currency.   Newly  established   short

positions in the Australian dollar resulted in additional  losses during  September as its value strengthened relative to the  U.S.

dollar  following the rally in gold prices.  Offsetting  currency gains  were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high  versus  the  U.S.  dollar due to  continued  optimism  over

Japan's  economic  recovery.  In the global stock  index  futures markets,  losses were experienced during February, mid-April  and

May  from long S&P 500 Index futures positions as domestic equity prices moved lower on concerns that the Federal Reserve may raise interest  rates in an effort to control inflation.  These  losses were  partially  offset by gains recorded in the  energy  markets during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded  in  this  market complex  during the third quarter after OPEC ministers  confirmed that they would uphold their global cutbacks until April of next year. In the metals markets, gains were recorded from short gold futures positions as prices dropped to 20 year lows during  early

July  amid  disappointment over low prices at the  U.K.  auction.

Newly  established long gold futures positions also  resulted  in gains  as  prices skyrocketed due to the results of the  Bank  of

England's second gold auction on September 21 and an announcement by  several  European central banks that they  plan  to  restrict sales  of their gold reserves for five years. Total expenses  for the nine months ended September 30, 1999 were $626,406, resulting in  a  net loss of $396,649.  The value of a Unit decreased  from

$1,205.86  at  December 31, 1998 to $1,159.47  at  September  30,

1999.



For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,391,471, and posted an increase in Net Asset Value  per  Unit.

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

$1,150,996.  The value of a Unit increased from $1,100.64 at June

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

Total expenses for the nine months ended September 30, 1998  were

$714,248, resulting in net income of $757,816.  The value of a

Unit  increased from $1,141.63 at December 31, 1997 to  $1,231.57

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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999, the Partnership's total capitalization was approximately $8 million.

    Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Currency                      (1.70)%

     Interest Rate                 (0.84)

     Commodity                     (1.32)

     Equity                        (0.16)

     Aggregate Value at Risk       (2.40)%


Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.

The  table  above  represents the VaR  of  the  Partnership's  open positions  at  September  30,  1999 only  and  is  not  necessarily representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net Assets for the four quarterly reporting periods from October 1,

1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (1.94)%    (0.95)%   (1.63)%

Interest Rate                      (1.87)     (0.50)    (0.99)

Commodity                          (1.32)     (0.88)    (1.08)

Equity                             (0.72)     (0.16)    (0.37)

Aggregate Value at Risk            (3.05)%    (1.37)%   (2.27)%

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

87%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



Materiality,  as  used  throughout this section,  is  based  on  an

assessment  of  reasonably  possible  market  movements   and   the

potential losses caused by such movements, taking into account  the leverage,  optionality and multiplier features of the Partnership's market- sensitive instruments.



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



The  following  were  the primary trading  risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.  It may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.

      Currency. The greatest exposure at September 30, 1999 in  the

Partnership   was  in  the  currency  complex.   The  Partnership's

currency  exposure  is  to  exchange rate  fluctuations,  primarily fluctuations  that  disrupt  the historical  pricing  relationships

between  different  currencies and currency pairs.   Interest  rate

changes  as  well  as  political and  general  economic  conditions influence  these fluctuations.  The Partnership trades in  a  large number of currencies, including cross-rates i.e., positions between two  currencies other than the U.S. dollar.  For the third  quarter of  1999,  the  Partnership's exposures were in the  euro  currency crosses  and  outright  U.S. dollar positions  (outright  positions

consist                         of

the  U.S.  dollar  vs.  other currencies.  These  other  currencies

include  the  major  and  minor  currencies.).   Demeter  does  not

anticipate  that  the  risk profile of the  Partnership's  currency

sector  will  change  significantly in the  future.   The  currency

trading  VaR figure includes foreign margin amounts converted  into

U.S. dollars with an incremental adjustment to reflect the exchange rate  risk  inherent to the dollar-based Partnership in  expressing

VaR in a functional currency other than dollars.

     Interest  Rate.   The Partnership's third greatest  exposure

this quarter was in the interest rate sector. Exposure was spread across  the  U.S., Swiss, Australian, and Japanese interest  rate

sectors.   Interest rate movements directly affect the  price  of

the   sovereign  bond  positions  held  by  the  Partnrship   and

indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate

fluctuations   in  the  G-7  countries  and  Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the  most effect on the Partnership, are changes in long-term and medium-term instruments.  Consequently, even a material change in short-term  rates  would have little effect on  the  Partnership,

were the medium-to-long term rates to remain steady.

     Commodity.

     Metals.   The second greatest exposure was in the  base  and

precious metals markets. The Partnership's metals market exposure in the third quarter of 1999 was to fluctuations in the prices of

base  metals,  as  well  as  the  gold  and  silver  markets.   A

significant amount of exposure was evident in the gold market  as the  price  of  gold  increased  dramatically  following  bullish comments by the European Central Bank.

     The  Partnership aims to equally weight market  exposure  in the  metals  as  much  as possible, however base  metals,  during periods  of volatility, will affect performance more dramatically than  the precious metals markets.  Demeter anticipates that base metals  will  remain the primary metals market  exposure  of  the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure was in futures contracts in the New York and Brent crude

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is closing in on expiration in March of 2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in these markets.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had significant exposure in  the  markets  that comprise these sectors. Most of the exposure, however, was in the sugar and coffee markets. Supply and demand inequalities,

severe  weather disruptions and market expectations affect  price movements in these markets.

      Equity. The Partnership's equity exposure on September  30,

1999  to  price risk in the Nikkei futures index and the S&P  500 futures index was small.  The stock index futures traded  by  the

Partnership  are  by  law  limited to  futures  on  broadly-based indices. Demeter anticipates little, if any, trading in  non  G-7 stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price  trends  or static markets  in  the  U.S.  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partner-

ship as of September 30, 1999:

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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally, attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Advisor  on  a  daily basis.  In  addition,  the Trading Advisor  establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to positions in any one market sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                            Dean Witter Multi-Market Portfolio
                             L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November 12, 1999           By:/s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.