Form 10-K
period 1999-12-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2000-03-29
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required]
For the year ended December 31, 1999 or

[  ]  Transition report pursuant to Section 13 or  15(d)  of  the
Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from            to
Commission file number 0-17178

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


             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.[X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $7,728,832 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


          DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999
<caption

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

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 . .10-23

  Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk . . . . . . . . . . .  . . . . . . . . . .
 .  23-36

   Item 8. Financial Statements and Supplementary Data. . . . . .
 . .   .36

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . .   36
Part III.

   Item10.  Directors and Executive Officers of the Registrant  .
 . .  37-41

   Item11. Executive Compensation . . . . . . . . . . . . . . . .
 . .  . 41

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . .     . .
 . . . .  41

   Item13. Certain Relationships and Related Transactions . . . .
 . .   42
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . .
 . .  43

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


  Documents Incorporated              Part of Form 10-K

     Partnership's Prospectus dated
     June 24, 1988                               I

     Annual Report to Dean Witter
     Multi-Market Portfolio L.P.
     Limited Partners for the year
     ended December 31, 1999                      II, III and IV

                           PART I

Item 1.  BUSINESS

(a)  General  Development of Business.  Dean Witter  Multi-Market

Portfolio  L.P. (formerly, Dean Witter Principal Guaranteed  Fund

L.P.)  (the  "Partnership")  is  a Delaware  limited  partnership organized  to  engage  primarily in the  speculative  trading  of

futures   contracts,  forward  contracts,  and  other   commodity

interests (collectively, "futures interests").



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



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  1999  was  $1,100.09,

representing a loss of 8.8 percent from the Net Asset  Value  per

Unit  of  $1,205.86 at December 31, 1998.  For  a  more  detailed description of the Partnership's business see subparagraph (c).

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

"Prospectus"), dated June 24, 1988, incorporated by reference  in this Form 10-K, set forth below:

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages    2-11    of     the
                                     Prospectus).

    2. Commodity Markets         2.  "The Commodities Markets"
                                      (Pages 158-168 of the
                                      Prospectus).

    3. Partnership's Commodity   3.  "Trading Policies" (Pages
       Trading Arrangements and       153-154 of the Prospectus
       Policies                       and Supplemental Informa-
                                      tion Regarding Dean
                                      Witter Futures & Currency
                                      Management Inc. dated
                                      August 27, 1993).

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

10048.

Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDW,

certain  limited partnership commodity pools of which Demeter  is the  general  partner (all such parties referred to hereafter  as the  "Morgan  Stanley Dean Witter Parties") and  certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court entered an order dismissing
the  case  without prejudice on consent. Similar purported  class actions  were  also filed on September 18 and 20,  1996,  in  the

Supreme Court of the State of New York, New York County,  and  on

November 14, 1996 in the Superior Court of the State of Delaware,

New Castle County, against the Morgan Stanley Dean Witter Parties and  certain  trading  advisors on behalf of  all  purchasers  of interests in various limited partnership commodity pools sold  by

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

December  1998.   The defendants filed a motion  to  dismiss  the

amended  complaint  with  prejudice  on  February  1,  1999.   By

decision  dated  December 21, 1999, the New  York  Supreme  Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 1,312.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading  operations on August 31, 1988.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.





Item 6.    SELECTED FINANCIAL DATA (in dollars)






                                             For  the  Years
Ended December 31,
                              1999          1998        1997
1996        1995
Total Revenues
(including interest)        (52,906)    1,454,762     2,476,075    358,079    1,268,953

Net Income (Loss)          (848,874)      540,864        1,393,549 (1,110,424)
(1,045,666)

Net Income (Loss)
Per Unit (Limited
& General Partners)         (105.77)       64.23         133.87     (73.06)
(73.49)

Total Assets              8,030,735   10,054,538     11,035,294  12,169,963  15,916,814

Total Limited
Partners' Capital         7,791,740    9,851,534   10,451,503  1
1,628,908  15,216,606

Net Asset Value Per
Unit                             1,100.09           1,205.86
1,141.63      1,007.76   1,080.82







Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as non-

clearing broker and Carr as clearing broker in separate futures trading accounts established for the Trading Advisor,  which assets are used as margin to engage in trading. The assets are held  in  either  non-interest-bearing bank accounts  or  in securities and instruments permitted by the Commodity Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be used as margin solely for the Partnership's trading.  Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The Partnership's investment in futures and forwards may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations  in prices during a single day  by  regulations referred to as "daily price fluctuations limits"  or  "daily limits".  Trades may not be executed at prices beyond the daily

limit.   If the price for a particular futures contract  has

increased or decreased by an amount equal to the daily limit,

positions in that futures contract can neither be taken  nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for
several consecutive days with little or no trading.  These market conditions  could  prevent  the  Partnership  from  promptly liquidating its futures contracts and result in restrictions on redemptions.



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



The  Partnership has never had illiquidity affect a material portion of its assets.



Capital Resources.  The Partnership does not have, or expect to have, any capital assets.  Redemptions of Units in the future will affect the amount of funds available for investments in futures interests in subsequent periods.  It is not possible to estimate  the  amount and therefore, the  impact  of  future redemptions of Units.

Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December  31, 1999 and a general discussion of  its  trading activities during each period.  It is important to note, however,

that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading

Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other  than in the context of its Trading Advisor's  trading activities on behalf of the Partnership as a whole and how the

Partnership has performed in the past.




At  December  31, 1999, the Partnership's total capital  was

$7,901,749, a decrease of $2,070,371 from the Partnership's total capital of $9,972,120 at December 31, 1998.  For the year ended

December 31, 1999, the Partnership generated a net  loss  of

$848,874 and total redemptions aggregated $1,221,497.

For the year ended December 31, 1999, the Partnership recorded total trading losses, net of interest income, of $52,906 and posted a decrease in Net Asset Value per Unit. The Partnership experienced losses in the global interest rate futures markets of approximately 8.93%, primarily from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia.  Additional losses were recorded from short Japanese bond futures positions as prices increased during the first and third quarters.  In the currency markets, losses of approximately 6.92% were recorded primarily from Australian dollar positions.  Throughout a majority of the first  quarter, losses were experienced from long Australian dollar positions as its value dropped significantly relative to the  U.S. dollar on speculation regarding potential currency devaluations in the Asian region.  Early in the third quarter,

additional losses were recorded from long positions in  this currency due to depressed commodities prices, emerging market concerns and on-going talks that China may eventually devalue its currency.  Newly established short positions in the Australian dollar  resulted  in losses during September  as  its  value strengthened relative to the U.S. dollar following the rally in gold prices.  Offsetting currency gains of 3.82% were recorded from Japanese yen positions, primarily long positions.  During the third quarter, gains were recorded from long positions in the

Japanese yen
as the value of the yen climbed to a 44-month high versus the

U.S.  dollar due to continued optimism over Japan's economic recovery.  The energy markets produced gains of approximately

7.21%.  During March, gains were recorded from long positions in oil futures as prices moved significantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st.  Gains were also recorded in this market complex during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks until

April  of  2000. Total expenses for the year were  $795,968,

resulting  in a net loss of $848,874.  The value of  a  Unit decreased from $1,205.86 at December 31, 1998 to $1,100.09 at

December 31, 1999.



At  December  31, 1998, the Partnership's total capital  was

$9,972,120, a decrease of $828,723 from the Partnership's total capital of $10,800,843 at December 31, 1997.  For the year ended

December  31, 1998, the Partnership generated net income  of

$540,864 and total redemptions aggregated $1,369,587.



For the year ended December 31, 1998, the Partnership recorded total trading revenues, including interest income, of $1,454,762 and posted an increase in Net Asset Value per Unit. Gains of approximately 13.35% were recorded in the global interest rate futures markets from bond futures in most major world countries throughout the year.  The most significant gains were recorded in

German bond futures, (approximately 5.34%), U.S. bond futures,

(approximately

4.15%) and Japanese bond futures, (approximately 2.85%) from primarily long positions during August and September as investors sought  the safety of fixed income investments from  notable volatility in the global financial markets.  Additional profits were  recorded from short Japanese government  bond  futures positions during December as prices declined amid a surge in

Japanese bond yields, which was attributed to news that Japan's

Ministry of Finance would end outright purchases of government debt.  Total expenses for the year were $913,898, resulting in net  income of $540,864.  The value of a Unit increased from

$1,141.63 at December 31, 1997 to $1,205.86 at December 31, 1998.



At  December  31, 1997, the Partnership's total capital  was

$10,800,843, a decrease of $1,136,439 from the Partnership's total capital of $11,937,282, at December 31, 1996.  For the year ended December 31, 1997, the Partnership generated net income of

$1,393,549 and total redemptions aggregated $2,529,988.



For the year ended December 31, 1997, the Partnership recorded total trading revenues, including interest income, of $2,476,075 and posted an increase in Net Asset Value per Unit. 1997 was a profitable year for the Partnership.  Gains of approximately

20.07% were recorded in the currency markets primarily  from sustained price movements during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen.  A portion of the Partnership's overall
gains was offset by losses of approximately 4.74% recorded in the global interest rate futures markets primarily due to a sharp trend reversal in international interest rate futures prices during  the  fourth  quarter and as a result  of  short-term volatility in domestic bond and stock index futures.  Offsetting gains  were recorded from long global interest rate  futures positions during June and July.  Although many of the profitable periods with long price trends were followed by trend reversals and short-term volatile price movement, DWFCM's intermediate to long-term trend following trading methodology was able to retain profits. Total expenses for the year were $1,082,526, resulting in net income of $1,393,549.  The value of a Unit increased from

$1,007.76 at December 31, 1996 to $1,141.63 at December 31, 1997.



The Partnership's overall performance record represents varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to

Limited Partners for the year ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's gains and losses are allocated among  its partners for income tax purposes.

Credit Risk.

Financial Instruments.  The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk.  The Partnership may trade futures, forwards, and options in a portfolio of agricultural commodities, energy products,

foreign currencies, interest rates, precious and base metals,

soft  commodities, and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such  contracts  may be significantly influenced  by  market conditions, such as interest rate volatility, resulting in such contracts  being less valuable.  If the markets should  move against all of the positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



In  addition to the Trading Advisor's internal controls, the

Trading Advisor must comply with the trading policies of the

Partnership.   These trading policies include standards  for

liquidity and leverage with which the partnership must comply.

The Trading Advisor and Demeter monitor the Partnership's trading activities  to ensure compliance with the trading  policies.

Demeter may require the Trading Advisor to modify positions of

the   Partnership  if  Demeter  believes  they  violate  the

Partnership's trading policies.

In addition to market risk, in entering into futures, forwards,

and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.  The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the

United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of  the exchange and will act in the event of non-performance by one of its  members or one of its member's customers, which  should

significantly  reduce  this credit  risk.   For  example,  a

clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members'

contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members.  In cases where the

Partnership  trades off-exchange forward  contracts  with  a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law
is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers.  Any such obligation on the part of a broker appears even  less  clear  where the default occurs  in  a  non-U.S.

jurisdiction.



Demeter deals with these credit risks of the Partnership  in several  ways.  First, it monitors the Partnership's  credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any.  The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange.  Demeter,

however, has installed a system which permits it to monitor the

Partnership's potential margin liability, exchange by exchange.

As  a  result,  Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the

Partnership's margin liability thereon.



Second, the Partnership's trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts  and  require, in addition, a  minimum  amount  of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the

Partnership  to  a  single exchange and,  historically,  the

Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets.  On those relatively few occasions where the Partnership's credit exposure may climb above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.



Third, Demeter has secured, with respect to Carr acting as the clearing  broker for the Partnership, a guarantee by  Credit

Agricole Indosuez, Carr's parent, of the payment of the "net liquidating value" of the transactions (futures and  forward contracts) in the Partnership's account.



With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR,

have determined to be creditworthy.  At the date of this filing,

the Partnership deals only with Carr as its counterparty  on forward contracts.  The guarantee by Carr's parent, discussed above, covers these forward contracts.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the

year ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year  2000.   Commodity pools, like financial  and  business

organizations and individuals around the world, depend on the smooth functioning of computer systems.  The Year 2000 issue arose since many of the world's computer systems (including those in non-information technology systems) traditionally recorded years in a two-digit format.  If not addressed, such computer systems may have been unable to properly interpret dates beyond the year 1999, which may have led to business disruptions in the

U.S. and internationally.  Such disruptions could have adversely affected the handling or determination of futures trades and prices and other services for the Partnership.  Accordingly,

Demeter  has  fully  participated in a  firmwide  initiative established by MSDW to address issues associated with the Year

2000.   As part of this initiative, MSDW reviewed its global

software and hardware infrastructure for mainframe, server and desktop  computing  environments and  engaged  in  extensive remediation  and  testing.  The Year  2000  initiative  also encompassed the review of agencies, vendors and facilities for

Year 2000 compliance.

Since 1995, MSDW prepared actively for the Year 2000 issue to ensure that it would have the ability to respond to any critical business process failure, to prevent the loss of workspace and technology, and to mitigate any potential financial loss  or damage to its global franchise.  Where necessary, contingency plans were expanded or developed to address specific Year 2000 risk scenarios, supplementing existing business policies and practices. In conjunction with MSDW's Year 2000 preparations,

Demeter monitored the progress of Carr and the Trading Advisor throughout  1999  in their Year 2000 compliance  and,  where applicable, tested its external interfaces, with Carr and the

Trading Advisor.  In addition, Demeter, the commodity brokers,

the Trading Advisor and all U.S. futures exchanges were subjected to monitoring by the CFTC of their Year 2000 preparedness, and the  major  foreign futures exchanges engaged in market-wide testing of their Year 2000 compliance during 1999.



MSDW  and Demeter consider the transition into the Year 2000 successful from the perspective of their internal systems and global external interactions.  Over the millennial changeover period, no material issues were encountered, and MSDW, Demeter and the Partnership conducted business as usual.



Risks  Associated With the Euro.  On January 1, 1999, eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted to a common single currency (the euro). During a three-year transition period, the sovereign currencies will continue to exist but only as a fixed denomination of the euro.

Conversion to the euro prevents the Trading Advisor from trading those sovereign currencies and thereby limits its ability to take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to trade.

This  could adversely affect the performance results of  the

Partnership.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction

The Partnership is a commodity pool involved in the speculative trading of futures interests.  The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the

Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not incidental, to the Partnership's main business activities.



The futures interests traded by the Partnership involve varying degrees of market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates,  and prices of financial instruments and commodities.

Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the

Partnership's open positions, and, consequently, in its earnings and cash flow.



The  Partnership's total market risk is influenced by a wide variety of factors, including the diversification among  the

Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.  At different times,

each of these factors may act to increase or decrease the market risk associated with the Partnership.



The Partnership's past performance is not necessarily indicative of its future results.  Any attempt to numerically quantify the

Partnership's market risk is limited by the uncertainty of its speculative trading.  The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.



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



The Partnership accounts for open positions using mark-to-market accounting principles.  Any loss in the market value of  the

Partnership's  open positions is directly reflected  in  the

Partnership's earnings, whether realized or unrealized, and cash flow.  Profits and losses on open positions of exchange-traded futures interests are settled daily through variation margin.



The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk

("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio.  The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%.

Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.

The VaR model takes into account linear exposures to price and interest rate risk.  Market risks that are incorporated in the

VaR model include equity and commodity prices, interest rates,

foreign exchange rates, and correlation among these variables.

The hypothetical changes in portfolio value are based on daily percentage
changes observed in key market indices or other market factors

("market risk factors") to which the portfolio is sensitive.  The historical  observation period of the Partnership's  VaR  is approximately four years.  The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change  in portfolio value that, based on observed market risk factors,

would have been exceeded once in 100 trading days.



VaR  models,  including the Partnership's, are  continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either

Demeter or the Trading Advisors in their daily risk management activities.


The Partnership's Value at Risk in Different Market Sectors

The  following tables indicates the VaR associated with  the

Partnership's open positions as a percentage of total Net Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December 31, 1999 and 1998, the Partnership's  total capitalization was approximately $8 million and $10 million,

respectively.

     Primary Market      December 31, 1999        December 31,
1998
      Risk Category             Value at Risk            Value at
Risk

     Interest  Rate              (.22)%               (.50)%

Currency                  (.79)               (.95)

     Commodity                 (.81)              (1.03)

     Equity                      (.16)                 (.19)

Aggregate Value at Risk       (1.26)%             (1.37)%

Aggregate Value at Risk represents the aggregate VaR of all the

Partnership's open positions and not the sum of the VaR of the individual Market Categories listed above.  Aggregate VaR will be lower  as  it takes into account correlation among different positions and categories.



The table above represents the VaR of the Partnership's open positions  at  December 31, 1999 and 1998 only  and  is  not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures interests,

the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the year end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Interest Rate                 (1.87)%    (.22)%    (.92)%

Currency                      (1.94)     (.79)    (1.59)

Commodity                     (1.32)     (.81)    (1.02)

Equity                         (.72)     (.16)     (.36)

Aggregate Value at Risk            (3.05)%   (1.26)%   (2.25)%

Limitations on Value at Risk as an Assessment of Market Risk

The  face value of the market sector instruments held by the

Partnership  is  typically many times the applicable  margin requirements.  Margin requirements generally range between 2% and

15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the  Partnership  to  typically  be  many  times  the  total

capitalization  of  the  Partnership.   The  value  of   the

Partnership's open positions thus creates a "risk of ruin" not typically found in other investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past
performance of the Partnership, gives no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light  of  the methodology's limitations, which include  the following:

    past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

    changes in portfolio value in response to market movements may differ from those of the VaR model;

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



VaR tables above present the results of the Partnership's VaR for each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on historical data, VaR should not be  viewed  as predictive of the Partnership's future financial performance or its ability to
manage or monitor risk.  There can be no assurance that  the

Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial. The Partnership also maintains a substantial portion (approximately 89%)  of  its available  assets in cash at DWR.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash management  income. This cash flow risk  is  not  considered material.



Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements  and  any associated potential losses, taking into account the leverage,

optionality and multiplier features of the Partnership's market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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



The following were the primary trading risk exposures of the

Partnership as of December 31, 1999, by market sector.  It may be anticipated however, that these market exposures  will  vary materially over time.



Interest Rate. The largest exposure during the fourth quarter was in the interest rate sector. Exposure was spread across the U.S.,

Swiss, Australian, and Japanese interest rate sectors.  Interest rate movements directly affect
the price of the sovereign bond positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability.



The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the G-7 countries and Australia.

The G-7 countries consist of France, U.S., Britain, Germany,

Japan,  Italy and Canada.  Demeter anticipates that G-7  and

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



Currency.  The next most significant exposure in the Partnership is in the currency complex.  The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes as well as political  and  general economic conditions influence  these fluctuations.  The Partnership trades in a large  number  of currencies,
including cross-rates i.e., positions between two currencies other than the U.S. Dollar.



For  the  fourth quarter of 1999, the Partnership's  foreign currency exposure was in the euro currency crosses and outright

U.S. dollar positions (outright positions consist of the U.S.

dollar vs. other currencies). The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an  incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.



Commodity.

Metals.   The next noteworthy exposure was in the  base  and

precious metals markets. The Partnership's metals market exposure in the fourth quarter of 1999 was to fluctuations in the prices of  base metals, as well as exposure in the gold and  silver markets.  A significant amount of exposure was evident in the base metals as the Partnership held sizeable positions due to a period of low volatility prior to the upward price breakout.



The Partnership aims to equally weight market exposure in the metals as much as possible, however base metals, during periods of volatility, may affect
performance more dramatically than the precious metals markets.

Demeter anticipates that base metals will remain the primary metals market exposure of the Partnership.



Energy.  On December 31, 1999, the Partnership's energy exposure was in futures contracts in the New York and Brent crude oil markets.  Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals.  As oil prices have increased over 100%

this  year,  and, given that the agreement by  OPEC  to  cut production is closing in on expiring in March of 2000, it is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue to be experienced in these markets.



Soft Commodities.  On December 31, 1999, the Partnership had

moderate exposure in the markets that comprise these sectors.

Most of the exposure however was in the cotton and sugar markets.

Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.



Equity.  The Partnership's equity exposure on December 31, 1999 to price risk in the S&P 500 futures index was noteworthy.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. Demeter anticipates little,

if any, trading in non G-7 stock indices. The

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

Partnership as of December 31, 1999:



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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisor, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Advisor
daily.    In    addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash.   Cash  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report which is  filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.




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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

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

Graduate School of Business in 1966 and an A.B. in Politics  from

Princeton University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer  and  a  Director of Demeter.   Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978,

Mr.  Hawley was a Vice President in charge of institutional block

trading  for  the  Mid-West at Kuhn Loeb & Company.   Mr.  Hawley

resigned effective January 31, 2000.



All of the foregoing directors have indefinite terms.



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



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31,  1999 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter   owned   100  Units  of  General  Partnership   Interest

representing a 1.39 percent interest in the Partnership.



(c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999  which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership)  of $493,558 for the year ended December  31,  1999.

In  its  capacity  as  the Partnership's trading  advisor,  DWFCM received  management fees of $264,552 for the year ended December

31, 1999.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)   1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

-     Statements of Financial Condition as of December  31,  1999
  and 1998.

-     Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the     years ended December 31, 1999, 1998  and
  1997.

-  Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                              DEAN  WITTER MULTI-
                         MARKET PORTFOLIO L.P.
                                                  (Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 29, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Robert E. Murray                  ____        March 29,
2000
        Robert E. Murray, Director,
         Chairman of the Board and
         President

     /s/  Joseph G. Siniscalchi              ___        March 29,
2000
        Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              ___        March 29,
2000
        Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin _______          March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech  ________         March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                         ___       March 29,
2000
          Ray Harris, Director

     /s/  Lewis A. Raibley, III               ___       March 29,
2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                               EXHIBIT INDEX

           Item

     3.01  Limited Partnership Agreement of the Partnership, dated  as
     of  June 24,         1988 is incorporated by reference to Exhibit
     3.01  and  Exhibit  3.02 of the       Partnership's  Registration
     Statement on Form S-1 (File No. 33-21532).

     19.01  Supplemental Information Regarding DWFCM dated August  27,
     1993  is              incorporated by reference to Exhibit 19  of
     the  Partnership's Annual            Report on Form 10-K for  the
     fiscal year ended December 31, 1993.

     13.01 December 31, 1999 Annual Report to Limited Partners is filed herewith.

Multi-
Market
Portfolio

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Multi-Market Portfolio L.P.
(formerly, Dean Witter Principal Guaranteed Fund)
Annual Report 1999

Dear Limited Partner:

This marks the twelfth annual report for the Dean Witter Multi-Market Portfolio L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,205.86 and finished the year at a Net Asset Value per Unit of $1,100.09, re-flecting a loss of 8.8%. Since its inception in September 1988, the Fund has increased by 10.0% (a compound annualized return of 0.8%).

Overall, the Fund experienced difficulty in the global interest rate futures markets primarily from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia. Additional losses were recorded from short Japanese bond futures positions as prices in-creased during the first quarter and third quarter. In the currency markets, losses were recorded throughout a majority of the first quarter from long Aus-tralian dollar positions as its value dropped significantly relative to the U.S. dollar on speculation regarding potential currency devaluations in the Asian region. Early in the third quarter, losses were recorded from long posi-tions in this currency due to depressed commodities prices, emerging market concerns and on-going talks that China may eventually devalue its currency. Newly established short positions in the Australian dollar resulted in addi-tional losses during September as its value strengthened relative to the U.S. dollar following the rally in gold prices. Offsetting currency gains were rec-orded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high versus the U.S. dollar due to con-tinued optimism over Japan's economic recovery. The energy markets were profit-able during March from long positions in oil futures as prices moved signifi-cantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st. Gains were also recorded in this market during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks until April of 2000.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as Multi-Market Portfolio are de-signed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have his-torically performed independently of traditional investments, such as stocks and bonds. Managed futures have historically performed independently of tradi-tional investments, such as stocks and bonds. This is referred to as non-corre-lation, or the potential for managed futures to perform when traditional mar-kets such as stocks and bonds may experience difficulty performing. Of course, managed futures funds will not automatically be profitable during unfavorable periods for these traditional investments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a re-sult of market conditions, and some funds will have significantly lesser de-grees of non-correlation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, a difficult trading environment for the money manager in this Fund whose trading strategy relies on the existence of longer-term price trends for trad-ing opportunities. Nevertheless, we remain confident in the role that managed futures investments play in the overall investment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-corre-lated returns of this alternative investment. Demeter Management Corporation, as General Partner to the Fund, has been and continues to be an active investor with more than $18 million invested among the 24 man-aged futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Multi-Market Portfolio L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Wit-ter Multi-Market Portfolio L.P. (formerly Dean Witter Principal Guaranteed Fund L.P.) (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our respon-sibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Multi-Market Portfolio L.P. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 5)
New York, New York

Dean Witter Multi-Market Portfolio L.P.
Statements of Financial Condition

                                                      December 31,
                                                  --------------------
                                                    1999       1998
                                                  --------- ----------
                                                      $         $
                               ASSETS
Equity in futures interests trading accounts:
 Cash                                             7,643,949  9,760,647
 Net unrealized gain on open contracts              358,067    263,650
                                                  --------- ----------
 Total Trading Equity                             8,002,016 10,024,297
Interest receivable (DWR)                            28,719     30,027
Due from DWR                                         --            214
                                                  --------- ----------
 Total Assets                                     8,030,735 10,054,538
                                                  ========= ==========
                  LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                 108,909     57,282
Accrued management fee (DWFCM)                       20,077     25,136
                                                  --------- ----------
 Total Liabilities                                  128,986     82,418
                                                  --------- ----------
PARTNERS' CAPITAL
Limited Partners (7,082.809 and 8,169.739 Units,
  respectively)                                   7,791,740  9,851,534
General Partner (100 Units)                         110,009    120,586
                                                  --------- ----------
 Total Partners' Capital                          7,901,749  9,972,120
                                                  --------- ----------
 Total Liabilities and Partners' Capital          8,030,735 10,054,538
                                                  ========= ==========
NET ASSET VALUE PER UNIT                           1,100.09   1,205.86
                                                  ========= ==========






   The accompanying notes are an integral part of these financial statements.

Dean Witter Multi-Market Portfolio L.P.
Statements of Operations

                                  For the Years Ended
                                     December 31,
                             -------------------------------
                               1999       1998       1997
                             --------  ----------  ---------
                                $          $           $
REVENUES
Trading profit (loss):
 Realized                    (473,435)  2,510,342    552,341
 Net change in unrealized      94,417  (1,434,215) 1,476,857
                             --------  ----------  ---------
 Total Trading Results       (379,018)  1,076,127  2,029,198
Interest income (DWR)         326,112     378,635    446,877
                             --------  ----------  ---------
 Total Revenues               (52,906)  1,454,762  2,476,075
                             --------  ----------  ---------
EXPENSES
Brokerage commissions (DWR)   493,558     564,599    675,853
Management fee (DWFCM)        264,552     305,385    341,705
Transaction fees and costs     37,858      43,914     64,968
                             --------  ----------  ---------
 Total Expenses               795,968     913,898  1,082,526
                             --------  ----------  ---------
Net Income (Loss)            (848,874)    540,864  1,393,549
                             ========  ==========  =========
Net Income (Loss) Allocation:
Limited Partners             (838,297)    515,914  1,352,583
General Partner               (10,577)     24,950     40,966
Net Income (Loss) per Unit:
Limited Partners              (105.77)      64.23     133.87
General Partner               (105.77)      64.23     133.87

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997


                                  Units of
                                 Partnership   Limited    General
                                  Interest     Partners   Partner     Total
                                 -----------  ----------  --------  ----------
                                                  $          $          $
Partners' Capital, December 31,
1996                             11,845.388   11,628,908   308,374  11,937,282
Net income                           --        1,352,583    40,966   1,393,549
Redemptions                      (2,384.523)  (2,529,988)    --     (2,529,988)
                                 ----------   ----------  --------  ----------
Partners' Capital, December 31,
1997                              9,460.865   10,451,503   349,340  10,800,843
Net income                           --          515,914    24,950     540,864
Redemptions                      (1,191.126)  (1,115,883) (253,704) (1,369,587)
                                 ----------   ----------  --------  ----------
Partners' Capital, December 31,
1998                              8,269.739    9,851,534   120,586   9,972,120
Net loss                             --         (838,297)  (10,577)   (848,874)
Redemptions                      (1,086.930)  (1,221,497)    --     (1,221,497)
                                 ----------   ----------  --------  ----------
Partners' Capital, December 31,
1999                              7,182.809    7,791,740   110,009   7,901,749
                                 ==========   ==========  ========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Multi-Market Portfolio L.P.
Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                            (848,874)    540,864   1,393,549
Noncash item included in net income
  (loss):
 Net change in unrealized                     (94,417)  1,434,215  (1,476,857)
(Increase) decrease in operating assets:
 Interest receivable (DWR)                      1,308       4,321       6,874
 Due from DWR                                     214       8,044      (6,630)
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)                (5,059)     (2,452)     (2,831)
 Accrued brokerage commissions (DWR)              --          --      (14,948)
 Accrued transaction fees and costs               --          --       (2,350)
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                                 (946,828)  1,984,992    (103,193)
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                      51,627    (149,581)     21,899
Redemptions of Units                       (1,221,497) (1,369,587) (2,529,988)
                                           ----------  ----------  ----------
Net cash used for financing activities     (1,169,870) (1,519,168) (2,508,089)
                                           ----------  ----------  ----------
Net increase (decrease) in cash            (2,116,698)    465,824  (2,611,282)
Balance at beginning of period              9,760,647   9,294,823  11,906,105
                                           ----------  ----------  ----------
Balance at end of period                    7,643,949   9,760,647   9,294,823
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Multi-Market Portfolio L.P. (the "Partnership") is a limited partnership organized to engage in the speculative trading of futures contracts, forward contracts and other commodity interests (collectively, "futures interests").

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

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actual-ly received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is com-

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

puted using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commis-sions are accrued on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Total bro-kerage commissions, transaction fees and costs are capped at 13/20 of 1% (a 7.8% maximum annual rate) per month of the Partnership's month-end Net Assets.

Operating Expenses--The Partnership incurs a monthly management fee and may in-cur an incentive fee. Demeter and/or DWR bear all other operating expenses.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in the Limited Part-nership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--As of the last day of each month, the Partnership pays a month-ly management fee equal to 1/4 of 1% (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined, that are allocated to futures interest trading accounts which DWFCM trades on behalf of the Partnership.

Incentive Fee--The Partnership will pay a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage commissions, manage-ment fees and transaction fees and costs have been deducted. No incentive fee will be paid until the existing trading loss carryforward (adjusted for redemptions) has been recovered.

3. Financial Instruments

The Partnership trades futures contracts, forward contracts and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform un-der the terms of the contracts. There are numerous factors which may signifi-cantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the re-

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

quired implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provi-sions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supercedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled $358,067 and $263,650 at December 31, 1999 and 1998, respec-tively.

Of the $358,067 net unrealized gain on open contracts at December 31, 1999, $327,051 related to exchange-traded futures contracts and $31,016 related to off-exchange-traded forward currency contracts.

Of the $263,650 net unrealized gain on open contracts at December 31, 1998, $638,989 related to exchange-traded futures contracts and $(375,339) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through September 2000 and June 1999, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1999 and December 31, 1998 mature through March 2000, and April 1999, re-spectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

all open futures contracts, which funds, in the aggregate, totaled $7,971,000 and $10,399,636 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregat-ed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's expo-sure on off-exchange-traded forward currency contracts, should materially de-crease the Partnership's credit risk in the event of Carr's bankruptcy or in-solvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Part-nership payment of the net liquidating value of the Partnership's account with Carr (including foreign currency contracts).

4. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a con-solidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary du-ty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on Au-gust 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended com-

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Concluded)

plaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspeci-fied amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prej-udice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

5. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 4 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148