Form 10-Q
period 2000-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2000-05-15
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from________________to_____________

Commission file number 0-17178


                   DEAN     WITTER     MULTI-MARKET     PORTFOLIO
L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                                13-3469595
State   or   other  jurisdiction  of                      (I.R.S.
Employer
incorporation  or organization)                    Identification
No.)


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

Yes     X           No

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999...........2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)........................3

        Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 2000 and 1999
     (Unaudited)................................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)....................... 5

     Notes to Financial Statements (Unaudited).............. 6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................11-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................18-30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 31

Item 5. Other Information..................................... 31

Item 6. Exhibits and Reports on Form 8-K...................... 32





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                      March 31,     December 31,
                                        2000                 1999

                                         $              $
                                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                7,277,157      7,643,949
 Net unrealized gain on open contracts    731,910     358,067

      Total Trading Equity           8,009,067      8,002,016

 Interest receivable (DWR)              30,400         28,719

      Total Assets                   8,039,467    8,030,735


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   128,484      108,909
 Accrued management fee (DWFCM)         20,099       20,077

      Total Liabilities                148,583      128,986


Partners' Capital

 Limited Partners (6,795.710 and
  7,082.809 Units, respectively)     7,776,452    7,791,740
 General Partner (100 Units)           114,432      110,009

 Total Partners' Capital             7,890,884    7,901,749

 Total Liabilities and Partners' Capital 8,039,467 8,030,735

NET ASSET VALUE PER UNIT              1,144.32     1,100.09




          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                                             2000
1999
                                            $          $
REVENUES
 Trading profit (loss):
       Realized                              47,144     (570,882)
Net change in unrealized               373,843     75,192
      Total Trading Results            420,987   (495,690)
    Interest Income (DWR)               84,828     83,022
      Total Revenues                   505,815   (412,668)

EXPENSES

      Brokerage   commissions   (DWR)          127,667    129,720
Management    fees   (DWFCM)                   59,368      70,794
Transaction fees and costs              9,474      11,093
      Total Expenses                   196,509   211,607

NET INCOME (LOSS)                      309,306  (624,275)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                   304,883   (616,679)
      General Partner                    4,423     (7,596)

NET INCOME (LOSS) PER UNIT

    Limited Partners                      44.23      (75.97)
    General Partner                       44.23      (75.97)


          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
                  December                31,                1998
8,269.739              $9,851,534$120,586  $9,972,120

Net Loss                 -        (616,679)   (7,596) (624,275)

Redemptions
(276.613)               (316,462)       -          (316,462)

Partners' Capital,
                   March                 31,                 1999
7,993.126            $8,918,393    $112,990$9,031,383




Partners' Capital,
                  December                31,                1999
7,182.809            $7,791,740    $110,009$7,901,749

Net Income               -        304,883       4,423 309,306

Redemptions
(287.099)               (320,171)         -        (320,171)

Partners' Capital,
                   March                 31,                 2000
6,895.710            $7,776,452    $114,432$7,890,884












           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                           $          $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income  (loss)                   309,306       (624,275)
Noncash item included in net income (loss):
    Net change in unrealized        (373,843)    (75,192)
 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)           (1,681)       1,638
Due from DWR                           -         (22,678)

 Increase (decrease) in operating liabilities:
       Accrued    management   fee    (DWFCM)                  22
(2,104)
   Net   cash   used  for  operating  activities         (66,196)
(722,611)

CASH FLOWS FROM FINANCING ACTIVITIES


   Increase   in   redemptions  payable      19,575       101,347
Redemptions of Units                (320,171)    (316,462)
   Net   cash   used   for  financing  activities       (300,596)
(215,115)
 Net decrease in cash               (366,792)   (937,726)
 Balance at beginning of period     7,643,949  9,760,647
 Balance at end of period           7,277,157  8,822,921






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

Partnership's December 31, 1999 Annual Report on Form 10-K.



1. Organization

Dean  Witter  Multi-Market Portfolio L.P. (formerly, Dean  Witter

Principal Guaranteed Fund L.P.) is a Delaware limited partnership organized  to  engage  in  the  speculative  trading  of  futures contracts,  forward  contracts,  and  other  commodity  interests

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

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for Derivative Instruments and  Hedging  Activities - Deferral of

the

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Effective  Date  of  SFAS  No. 133," which  defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $731,910  and

$358,067 at March 31, 2000 and December 31, 1999, respectively.



Of  the  $731,910 net unrealized gain on open contracts at  March

31,  2000,  $648,470 related to exchange-traded futures contracts and  $83,440  related  to  off-exchange-traded  forward  currency contracts.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Of the $358,067 net unrealized gain on open contracts at December

31,  1999,  $327,051 related to exchange-traded futures contracts and  $31,016  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

September   2000,   respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  March  2000,

respectively.



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

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the  aggregate, totaled $7,925,627 and $7,971,000  at

March  31, 2000 and December 31, 1999, respectively. With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency.  Carr's parent, Credit Agricole

Indosuez,  has guaranteed to the Partnership payment of  the  net liquidating  value  of  the  transactions  in  the  Partnership's account with Carr (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively and a general discussion of  its trading activities during each period.  It is important to  note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable  in   the   futures.

Consequently,  the  results of operations of the  Partnership  is difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading revenues, including interest income,  of  $505,815

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  of approximately 5.5% were  recorded  in  the energy  markets primarily during February from long positions  in crude  oil futures as prices rose to nine-year highs.  This price increase  was  due  to a combination of cold  weather,  declining inventories  and  increasing demand, as well  as  concerns  about future output levels from the world's leading producer countries.

Despite  a  dramatic move lower in the price of crude oil  during

March, the Partnership profited  from long  positions  liquidated
early   in  the  month.   In  the  currency  markets,  gains   of

approximately  2.5% were recorded primarily during  January  from short  positions  in the Swedish krona, the euro  and  the  Swiss franc as the value of these European currencies weakened relative to  the  U.S. dollar, hurt by skepticism about Europe's  economic

outlook  and  lack  of support from European  officials.   During

March,   gains  were  recorded  from  short  euro  positions   as

expectations for continued interest rate hikes from the  European

Central  Bank diminished.  These gains were partially  offset  by losses  of  approximately 1.3% recorded  in  the  metals  markets primarily  from  long  positions in base  metal  futures  as  the

previous  upward  price  trend  reversed  sharply  lower   during

February  in  response to interest rate hikes across  the  globe.

Additional losses were recorded from short gold futures positions as  prices  spiked sharply higher early in February following  an announcement  by  a  major producer that it was  suspending  gold

hedging   activities.   Newly  established  long   gold   futures

positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by  the  Dutch  central bank. In the global stock  index  futures markets, losses of approximately 1.2% were recorded throughout  a majority  of  the quarter from long positions in  S&P  500  Index futures  as  domestic stock prices declined due to volatility  in the  technology sector and as economic data raised fears that the

Federal Reserve will be forced to take aggressive action to  slow the economy. In the global interest rate futures markets, losses of approximately 1.2% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased  in  response to the yen's weakness,  a  higher  Nikkei average and the perception in Japan that, despite a zero interest

rate  policy,  10-year  interest rates  are  too  low.   In  soft

commodities, losses of approximately 0.8% were recorded primarily during  March  from long cocoa futures positions as cocoa  prices

dropped  against  the  backdrop of world  overproduction.   Total

expenses for the three months ended March 31, 2000 were $196,509,

resulting  in  net  income of $309,306.   The  value  of  a  Unit

increased  from  $1,100.09 at December 31, 1999 to  $1,144.32  at

March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses  net of interest income  of  $412,668  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.1% were  recorded  in  the currency  markets throughout a majority of the quarter  primarily from  long  Australian  dollar positions  as  its  value  dropped

significantly   relative  to  the  U.S.  dollar  on   speculation

regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset profits recorded in

February as its value strengthened versus the U.S. dollar as  the

Market scaled back the chances of a British interest rate cut following an announcement of a budget that was more generous than expected.  In the global interest rate futures markets, losses of approximately 3.9% were experienced throughout a majority of  the quarter  mainly  from  short  Japanese  government  bond  futures positions as prices increased amid growing speculation  that  the

Bank  of  Japan may underwrite Japanese government bonds.   Fears

that  a  rise  in Japanese bond yields would lead  many  Japanese money  managers to repatriate assets from foreign investments  to

yen-denominated  debt  also  pushed  prices  higher.   Additional

losses  were recorded during February and March from short German government bond futures positions as prices increased on  reports that  Germany's  industrial production showed a  sharp  increase,

creating   hopes   that  Europe's  biggest   economy   could   be

strengthening.    In the metals markets, losses of  approximately

0.9%  were  experienced  during March largely  from  long  silver futures  positions as prices retreated after Berkshire Hathaway's annual  report  failed  to provide any  new  information  on  the

company's  silver  positions.   In soft  commodities,  losses  of

approximately 0.5% were recorded during March mostly  from  short positions in coffee futures as prices in this market surged  late in  the  month as options-related buying triggered waves of  buy-

stops  at  several key resistance levels, attracting fund  short-

covering.   In the global stock index futures markets, losses  of

approximately  0.1%  were experienced primarily  during  February from  long  S&P  500 Index futures positions as  domestic  equity prices moved lower on concerns that the Federal Reserve may raise interest rates in an effort to control inflation. These losses were partially offset by gains of approximately 2.2% recorded  in the  energy  markets mainly during March from long  positions  in crude  and  heating  oil  futures as prices  moved  significantly higher  which was largely attributed to the news that  both  OPEC and  non-OPEC  countries had reached an agreement  to  cut  total output by approximately two million barrels a day beginning April

1,  1999.   In  the agricultural markets, gains of  approximately

0.7%  were recorded mainly during January and February from short futures  positions  in soybeans and soybean  products  as  prices declined  to 23-year lows in reaction to a healthy South American crop  outlook, weak world demand and fears that Brazil will flood

the  market in an effort to support their ailing economy.   Total

expenses for the three months ended March 31, 1999 were $211,607,

resulting  in  a  net  loss of $624,275.  The  value  of  a  Unit decreased  from  $1,205.86 at December 31, 1998 to  $1,129.89  at

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of March 31, 2000  and  1999.

As   of   March  31,  2000  and  1999,  the  Partnership's  total

capitalization  was  approximately $8  million  and  $9  million,

respectively.

     Primary Market      March 31, 2000      March 31, 1999
     Risk Category       Value at Risk       Value at Risk

     Currency                 (1.62)%             (1.94)%

     Interest Rate            (1.51)              (0.76)

     Commodity                (1.97)              (1.08)

     Equity                   (1.16)              (0.72)

     Aggregate Value at Risk  (3.23)%             (2.28)%


Aggregate Value at Risk represents the aggregate VaR of all the -

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.


Primary Market Risk Category       High      Low       Average

Currency                         (1.94)%   (1.62)%     (1.79)%

Interest Rate                    (1.87)    (0.76)      (1.24)

Commodity                        (1.97)    (0.88)      (1.31)

Equity                           (1.16)    (0.16)      (0.61)

Aggregate Value at Risk          (3.23)%   (2.28)%     (2.74)%

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



VaR tables above present the results of the Partnership's VaR for each  of  the  Partnership's market  risk  exposures  and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

77%) of its available  assets in  cash at DWR.  A decline in short-

term interest
rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were  the primary trading  risk  exposures  of  the

Partnership  as  of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.



Currency.   The  most  significant exposure in the  Partnership  at

March  31,  2000  was in the currency complex.   The  Partnership's

currency  exposure  is  to  exchange rate  fluctuations,  primarily fluctuations  that  disrupt  the historical  pricing  relationships

between  different  currencies and currency pairs.   Interest  rate

changes  as  well  as  political and  general  economic  conditions influence  these fluctuations.  The Partnership trades in  a  large number of currencies, including cross-rates i.e., positions between two  currencies other than the U.S. dollar.  For the first  quarter of  2000,  the Partnership's foreign currency exposure was  in  the euro  currency crosses and outright U.S. dollar positions. Outright positions  consist  of  the U.S. dollar vs. other  currencies.  The

currency  trading  VaR  figure  includes  foreign  margin   amounts

converted  into  U.S.  dollars with an  incremental  adjustment  to

reflect  the   exchange rate  risk   inherent   to   the    dollar-

based

Partnership in expressing VaR in a functional currency  other  than dollars.



Interest  Rates.  At March 31, 2000, significant exposure was  also in  the interest rate sector. Exposure was spread across the  U.S.,

Swiss,  Australian, and Euro-zone interest rate sectors.   Interest

rate  movements  directly affect the price of  the  sovereign  bond positions  held by the Partnership and indirectly affect the  value of its stock index and currency positions.  Interest rate movements in  one country as well as relative interest rate movements between

countries  materially impact the Partnership's profitability.   The

Partnership's  primary  interest  rate  exposure  is  generally  to interest rate fluctuations in the G-7 countries and Australia.  The

G-7  countries  consist  of  the  U.S.,  Britain,  Canada,  France,

Germany,  Italy  and  Japan.   Demeter  anticipates  that  G-7  and

Australian  interest  rates will remain the primary  interest  rate

exposure  of  the  Partnership  for the  foreseeable  future.   The

changes  in  interest  rates which have  the  most  effect  on  the

Partnership  are changes in long-term and medium-term  instruments.

Consequently, even a material change in short-term rates would have little  effect  on  the Partnership, were the medium  to  long-term rates to remain steady.



Commodity.

Metals.   The second largest exposure was in the base and  precious

metals  markets.  The Partnership's metals market exposure  in  the first quarter of 2000 was to fluctuations in the prices of base
metals,    as   well  as   exposure   in  the   gold   market.    A

significant

amount  of  exposure  was  evident  in  the  base  metals  as   the

Partnership  held  sizeable positions in  aluminum  and  copper  as determined by the parameters of the proprietary system.



The  Partnership  aims  to equally weight market  exposure  in  the metals as much as possible, however base metals, during periods  of volatility,  will  affect performance more  dramatically  than  the precious metals markets.  Demeter anticipates that base metals will remain the primary metals market exposure of the Partnership.



Energy.   On March 31, 2000, the Partnership's energy exposure  was

in  natural  gas futures contracts.  Price movement in this  market results  from  supply/demand  data,  weather  patterns,  and  other economic  fundamentals. A position in natural gas will  impact  the portfolio as it is a significant portion of the portfolio.



Soft  Commodities and Agriculturals.  The Partnership had  moderate exposure in the markets that comprise these sectors.  Most  of  the exposure  was  in  the corn and coffee markets. Supply  and  demand inequalities,  severe weather disruptions and  market  expectations affect price movements in these markets.



Equity.   The  Partnership's equity exposure at March 31,  2000  to

price  risk was primarily in the S&P 500 futures index.  The  stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Demeter anticipates little, if

any,  trading  in  non  G-7  stock  indices.   The  Partnership  is

primarily  exposed to the risk of adverse price  trends  or  static markets  in  the U.S. and Japanese indices.  (Static markets  would not  cause major market changes but would make it difficult for the

Partnership to avoid being "whipsawed" into numerous small losses.)



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partner-

ship as of March 31, 2000:



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



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash.  Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On March 31, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)


Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and DWFCM and Robert  E.

Murray  replaced  him  as Chairman of the Board  of  Demeter  and

DWFCM.


Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

                      10.03      Amended  and  Restated  Customer
                      Agreement dated as of December 1, 1997, between the Partnership and Dean Witter
                      Reynolds Inc. is filed herewith.

                      10.04      Customer Agreement dated  as  of
                      December  1, 1997, between the Partnership,
                      Carr   Futures,  Inc.,  and   Dean   Witter
                      Reynolds Inc. is filed herewith.

                      10.05      International  Foreign  Exchange
                      Master  Agreement dated  as  of  August  1,
                      1997,  between  the  Partnership  and  Carr
                      Futures, Inc. is filed herewith.

                         (B)  Reports on Form 8-K. - None.

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




                            Dean Witter Multi-Market Portfolio
                              L.P. (Registrant)

                            By:    Demeter Management Corporation
                                   (General Partner)

May 12, 2000                By:    /s/  Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.