Form 10-Q
period 2000-06-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2000-08-10
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period _________________to_________________

Commission File Number 0-17178


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3469595
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
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

Yes    X            No___________

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          June 30, 2000


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999............2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)........................ 4

        Statements of Changes in Partners' Capital for
        the Six Months Ended June 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)........................ 6

     Notes to Financial Statements (Unaudited).............. 7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................34-35

Item 5. Other Information......................................36

Item 6. Exhibits and Reports on Form 8-K....................36-37



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION

June 30,                              December 31,

2000       1999

$
                                          $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                7,970,916      7,643,949

    Net    unrealized    loss    on   open    contracts    (MSIL)
(1,572)                                -
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(2,951)                                -
  Net unrealized gain (loss) on open contracts (Carr)   (142,307)
358,067

  Total  net unrealized gain (loss) on open contracts   (146,830)
358,067

      Total Trading Equity           7,824,086      8,002,016

 Interest receivable (DWR)              29,905        28,719

      Total Assets                  7,853,991       8,030,735


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   89,557         108,909
 Accrued management fees (DWFCM)        19,635         20,077

      Total Liabilities                109,192        128,986


Partners' Capital

 Limited Partners (6,558.870 and
     7,082.809 Units, respectively)  7,628,491      7,791,740
 General Partner (100 Units)           116,308        110,009

 Total Partners' Capital            7,744,799       7,901,749

 Total Liabilities and Partners' Capital   7,853,991  8,030,735


NET ASSET VALUE PER UNIT             1,163.08        1,100.09


          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
    Realized                       1,087,442             36,170
        Net     change     in     unrealized            (878,740)
81,685
      Total Trading Results           208,702            117,855
         Interest      Income      (DWR)                   90,976
78,641
             Total        Revenues                        299,678
196,496

EXPENSES

     Brokerage commissions (DWR)       103,270            130,381
Management  fees (DWFCM)                59,781             67,878
Transaction      fees      and      costs                   6,410
10,376
             Total        Expenses                        169,461
208,635

NET        INCOME       (LOSS)                            130,217
(12,139)

NET INCOME (LOSS) ALLOCATION

    Limited Partners                  128,341            (11,960)
General Partner                         1,876            (179)

NET INCOME (LOSS) PER UNIT

     Limited Partners                    18.76             (1.78)
General Partner                         18.76            (1.78)




          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
       Realized                          1,134,586              (
534,712)
Net      change      in      unrealized                 (504,897)
156,877

        Total  Trading  Results            629,689              (
377,835)
         Interest      Income      (DWR)                  175,804
161,663
             Total        Revenues                        805,493
(216,172)

EXPENSES

     Brokerage commissions (DWR)       230,937            260,101
Management fees (DWFCM)               119,149             138,672
Transaction      fees      and      costs                  15,884
21,469
             Total        Expenses                        365,970
420,242

NET        INCOME       (LOSS)                            439,523
(636,414)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                   433,224              (
628,639)
General Partner                         6,299            (7,775)

NET INCOME (LOSS) PER UNIT

     Limited Partners                    62.99            (77.75)
General Partner                         62.99            (77.75)






          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998      8,269.739 $9,851,534           $120,586$9,972,120

Net Loss                      -    (628,639)    (7,775)    (636,4
14)

Redemptions                    (562.113)                (640,667)
-                           (640,667)

Partners' Capital,
   June  30, 1999           7,707.626 $8,582,228    $112,811   $8

,695,039





Partners' Capital,
  December 31, 1999      7,182.809 $7,791,740 $110,009 $7,901,749

Net Income                     -      433,224    6,299    439,523

Redemptions                    (523.939)                (596,473)
-                           (596,473)

Partners' Capital,
   June  30, 2000           6,658.870 $7,628,491    $116,308   $7

,744,799















           The accompanying notes are an integral part of these financial statements.



            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                     439,523              (
636,414)
 Noncash item included in net income (loss):
      Net  change  in  unrealized           504,897             (
156,877)
 (Increase) decrease in operating assets:
     Interest  receivable (DWR)         (1,186)             3,313
Due                            from                           DWR
-                                     (7,725)
 Decrease in operating liabilities:
        Accrued     management    fees    (DWFCM)           (442)
(3,067)
  Net  cash provided by (used for) operating activities   942,792
(800,770)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in redemptions payable(19,352)       53,273
Redemptions        of       Units                       (596,473)
(640,667)
   Net   cash   used   for   financing   activities     (615,825)
(587,394)
  Net  increase  (decrease)  in  cash       326,967             (
1,388,164)
     Balance     at    beginning    of    period        7,643,949
9,760,647
     Balance     at    end    of    period              7,970,916
8,372,483





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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior  to  May

2000, Carr Futures Inc. provided clearing and execution services.

The  trading advisor is Dean Witter Futures & Currency Management

Inc. ("DWFCM" or the "Trading Advisor").  Demeter, DWR, DWFCM, MS

&  Co.,  and MSIL are wholly-owned subsidiaries of Morgan Stanley

Dean Witter & Co.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates.  The Partnership pays  brokerage commissions to DWR.  Management fees and incentive fees (if  any)

incurred by the Partnership are paid to DWFCM.



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



The net unrealized gain (loss) on open contracts are reported  as a  component of "Equity in futures interests trading accounts" on the  statements of financial condition and totaled $(146,830) and

$358,067 at June 30, 2000 and December 31, 1999, respectively.



Of the $146,830 net unrealized loss on open contracts at June 30,

2000,  $320,048 related to exchange-traded futures contracts  and

$(466,878)   related  to  off-exchange-traded  forward   currency

contracts.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Of the $358,067 net unrealized gain on open contracts at December

31,  1999,  $327,051 related to exchange-traded futures contracts and  $31,016  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

September   2000,   respectively.   Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 2000  and

December  31, 1999 mature through September 2000 and March  2000,

respectively.



The  Partnership  has  credit risk associated  with  counterparty nonperformance.  The credit risk associated with the  instruments in  which  the Partnership is involved is limited to the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures contracts are marked to market on a daily

basis,  with variations in value settled on a daily basis.   DWR,

MS  & Co., and MSIL each as a futures commission merchant for the

Partnership's exchange-traded  futures  contracts,  are required,

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain (loss) on  all  open

futures   contracts,  which  funds,  in  the  aggregate,  totaled

$8,290,964 and $7,971,000 at June 30, 2000 and December 31, 1999,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount  equal  to the net unrealized gain (loss) on open  forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of MS & Co., the sole counterparty on all  of  such contracts,  to  perform. The Partnership has a netting  agreement with  MS  & Co.  This agreement, which seeks to reduce  both  the

Partnership's  and  MS  &  Co.'s exposure on  off-exchange-traded

forward  currency  contracts,  should  materially  decrease   the

Partnership's  credit risk in the event of MS & Co.'s  bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total trading revenues including interest income of $299,678  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains  of approximately 9.9% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels remain low and that U.S. demand  will outstrip  production this summer, when inventories are  typically refilled  for the winter.  Additional gains were recorded  during

May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-

emerged  amid  rising concerns regarding supplies and  production levels.  In the agricultural markets, gains of approximately 1.2%

were  recorded  primarily  during June from  short  corn  futures positions  as corn prices were pressured lower by a damp  weather forecast  in  the  U.S. Midwest.  In soft commodities,  gains  of approximately 0.4% were recorded primarily during June from short coffee  futures  positions  as prices  decreased  amid  continued

pressure  from  bearish  technical factors  and  large  warehouse

supplies.   These  gains  were  partially  offset  by  losses  of

approximately 6.5% recorded throughout a majority of the  quarter primarily  from long positions in U.S. interest rate  futures  as prices  declined  on inflation fears provoked  by  stronger-than-

forecasted  U.S.  economic  data.   Losses  were  also   recorded

throughout  the majority of the quarter from short  positions  in

German  bund futures as prices were pushed higher by the rise  in

U.S.  prices.  In the global stock index futures markets,  losses of  approximately 1.6% were incurred primarily during April  from long  positions  in S&P 500 Index futures as fears  of  inflation

negatively  impacted  domestic equity prices.   In  the  currency

markets,  losses of approximately 1.2% were experienced primarily during  April  and early May from long positions in the  Japanese yen  as its value weakened relative to the U.S. dollar amid fears of  an  additional  Bank of Japan intervention  and  as  Japanese consumer confidence remained sluggish. In the metals markets, losses of approximately 0.7% were recorded primarily during June from  short  aluminum  futures positions as prices  increased  on consumer  and speculative buying.  Total expenses for  the  three months ended June 30, 2000 were $169,461, resulting in net income

of  $130,217.   The value of a Unit increased from  $1,144.32  at

March 31, 2000 to $1,163.08 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total trading revenues including interest income of $805,493  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains of approximately 15.4% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels remain low and that U.S. demand  will outstrip  production this summer, when inventories are  typically refilled  for the winter.  Additional gains were recorded  during

February  from  long  positions in crude oil  futures  as  prices increased  due  to  a  combination  of  cold  weather,  declining inventories  and  increasing demand.  Oil prices  also  increased during  June  in  reaction to the dismissal by OPEC  of  a  price setting  mechanism and a promise of a modest production increase.

In  the  currency  markets,  gains  of  approximately  1.2%  were recorded  primarily during January from short  positions  in  the

Swedish krona, the euro and the Swiss franc as the value of these

European currencies weakened relative to the U.S. dollar, hurt by skepticism about Europe's economic outlook and lack of support from  European  officials.  During April, profits  were  recorded from  short  positions in the euro as the value of  the  European common currency dropped to record lows versus the U.S. dollar and

British   pound.    In   the  agricultural  markets,   gains   of

approximately 1.0% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a

damp  weather  forecast in the U.S. Midwest.   These  gains  were

partially  offset  by  losses  of  approximately  7.7%   recorded

throughout  a majority of the second quarter from long  positions in  U.S.  interest rate futures as prices declined  on  inflation fears  provoked  by stronger-than-forecasted U.S. economic  data.

Losses  were also recorded throughout the majority of the  second quarter  from  short positions in German bund futures  as  prices were  pushed  higher by the rise in U.S. prices.  In  the  global stock  index futures markets, losses of approximately  2.8%  were incurred  throughout a majority of the first quarter  and  during

April  from  long positions in S&P 500 Index futures as  domestic stock  prices declined due to volatility in the technology sector and  fears  that  the  Federal Reserve will  be  forced  to  take aggressive  action to slow the economy.  In the  metals  markets,

losses of approximately 2.0% were experienced primarily from long positions in base metal futures as a previous upward price  trend reversed  sharply lower during February in response  to  interest rate hikes across the globe.  During June, smaller losses were
recorded   from  short  aluminum  futures  positions  as   prices

increased on consumer and speculative buying. Total expenses  for the  six  months ended June 30, 2000 were $365,970, resulting  in net  income  of  $439,523.  The value of a  Unit  increased  from

$1,100.09 at December 31, 2000 to $1,163.08 at June 30, 2000.


For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $196,496 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses of  approximately  3.7%

were  experienced  in  the  metals markets  primarily  from  long positions  in  copper and aluminum futures as base metals  prices declined  significantly during late May amid a large supply,  low demand and the possibility of a production cut in the near future

being  judged  unlikely.   During June,  additional  losses  were

incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse

stocks.   In  the global stock index futures markets,  losses  of

approximately 0.7% were recorded primarily during mid  April  and

May  from long S&P 500 Index futures positions as domestic equity prices  dropped  following stronger-than-expected Consumer  Price

Index  data and indications by the Federal Open Market  Committee that  the  U.S. Federal Reserve is shifting towards a  tightening bias. In the agricultural markets, losses of approximately 0.1% were experienced primarily from long corn futures positions as prices  regressed in early April in reaction to  reports  by  the

USDA that the expected corn surplus will be one of the biggest in

years  and  from  declining demand in the Asian  markets.   These

losses  were  partially  offset by gains  of  approximately  1.9%

recorded in the currency markets primarily during April  and  May from  short Swedish kroner positions as its value weakened versus the  U.S.  dollar  on  speculation as to when  Sweden  will  join

Europe's  Monetary Union and due to a decline in oil prices.   In

the  global interest rate futures markets, gains of approximately

1.0%  were recorded primarily from long Japanese government bonds as  prices  rallied  during April after the  Japanese  government proposed  no  new economic spending plans and on  comments  by  a

Senior  Finance Ministry official that the supply-demand  balance in  the  market will deteriorate.  In soft commodities, gains  of approximately  0.6%  were recorded primarily  from  short  cotton futures  positions as prices dropped in late June on  reports  of beneficial  rainfall across the Southeastern U.S.  In the  energy markets,  gains  of  approximately 0.5% were  recorded  primarily during  April from long natural gas futures positions  as  prices climbed  following reports of an increase in storage stocks  that was well-below market expectations.  Total expenses for the three months ended June 30, 1999 were $208,635, resulting in a net loss

of  $12,139.   The  value of a Unit decreased from  $1,129.89  at

March 31, 1999 to $1,128.11 at June 30, 1999.

For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses  net of interest income  of  $216,172  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses of approximately 4.4% were experienced in  the metals  markets primarily from long positions in copper and  zinc futures as base metals prices declined significantly in late  May amid  a  large  supply,  low  demand and  the  possibility  of  a

production cut in the near future being judged unlikely.   During

June, additional losses were incurred in this market complex from short  copper futures positions as prices moved higher due  to  a drop  in  warehouse stocks.  In the global interest rate  futures markets,  losses  of  approximately 3.0% were recorded  primarily from  short Japanese bond futures positions throughout a majority of the first quarter as prices increased amid growing speculation that  the Bank of Japan may underwrite Japanese government bonds.

Fears  that  a  rise  in  Japanese bond yields  would  lead  many

Japanese  money  managers  to  repatriate  assets  from   foreign

investments  to  yen-denominated debt also pushed prices  higher.

Additional  losses were recorded during February and  March  from

short   German  government  bond  futures  positions  as   prices

increased on reports that Germany's industrial production  showed a  sharp  increase, creating hopes that Europe's biggest  economy

could  be  strengthening.   In the currency  markets,  losses  of

approximately   2.3%   were  experienced  primarily   from   long

Australian  dollar positions throughout a majority of  the  first quarter as its value dropped significantly relative to the U.S.

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

In   the   global   stock  index  futures  markets,   losses   of

approximately  0.8% were experienced primarily  during  February,

mid-April  and May from long S&P 500 Index futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation, following stronger-than-expected Consumer Price  Index data and on indications by the Federal Open Market Committee that the  U.S. Federal Reserve is shifting towards a tightening  bias.

These losses were partially offset by gains of approximately 2.7%

recorded  in the energy markets primarily during March from  long positions  in  crude  and  heating oil futures  as  prices  moved

significantly  higher  on  news  that  both  OPEC  and   non-OPEC

countries  had  reached  an agreement  to  cut  total  output  by approximately  two  million barrels a day  beginning  April  1st.

Total  expenses  for  the six months ended  June  30,  1999  were

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

Partnership's   open   positions  is   directly    reflected   in

the  Partnership's earnings, whether realized or unrealized,  and

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of June 30, 2000 and 1999.  As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $8 million and $9 million, respectively.

     Primary Market         June 30, 2000       June 30, 1999
     Risk Category          Value at Risk       Value at Risk

     Currency                    (1.42)%          (1.92)%

     Interest Rate               (1.55)           (1.87)

     Commodity                   (1.71)           (0.88)

     Equity                      (0.08)           (0.40)

     Aggregate Value at Risk     (2.59)%          (3.05)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.


Primary Market Risk Category       High      Low       Average

Currency                         (1.94)%   (1.42)%     (1.72)%

Interest Rate                    (1.87)    (0.76)      (1.42)

Commodity                        (1.97)    (0.88)      (1.41)

Equity                           (1.16)    (0.08)      (0.59)

Aggregate Value at Risk          (3.23)%   (2.28)%     (2.79)%



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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an

                             - 27 -

aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

94%  of  its  total  Net  Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management  income.   This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000 by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Currency.  The Partnership's currency exposure at June  30,  2000 was  to exchange rate fluctuations, primarily fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies.  Demeter  does not  anticipate  that  the  risk  profile  of  the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest Rate.  The next largest market exposure on June 30, 2000 was  in  the  interest rate complex.  Exposure was spread  across

German and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and  the  other  G-7  countries.  The G-7  countries  consist  of

France,   U.S.,  Britain,  Germany,  Japan,  Italy  and   Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term rates.  Most of the speculative  interest rate futures positions held by the Partnership are in medium-  to long-term  instruments.  Consequently, even a material change  in short-term  rates  would have little effect on  the  Partnership,

were the medium- to long-term rates to remain steady.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.    The  Partnership's primary metals market  exposure  at

June  30,  2000 was to fluctuations in the price of Aluminum  and

Nickel.



Equity.   Exposure to stock indices on June 30, 2000 was  limited

to a small position in the Nikkei stock index.



Soft  Commodities and Agriculturals.     On June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Exposure was in the corn, soybean, cotton  and  coffee

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign

currency   balances  were  in  euros  and  Japanese   yen.    The

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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concern  improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial Officer and a Director of Demeter and DWFCM.  Effective

July 10, 2000, Raymond E. Koch replaced Lewis A. Raibley, III  as

Chief Financial Officer of Demeter.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

     3.01 Limited Partnership Agreement of the Partnership, dated as of June 24, 1988 is incorporated by reference to Exhibit 3.01 and
          Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-21532).

    10.03     Amended and Restated Customer Agreement dated as of
          December 1, 1997, between the Partnership and Dean     Witter
          Reynolds Inc. is incorporated by reference to   Exhibit 10.03 of
          the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-17178.

    10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to
          Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-17178.

    10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to
          Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-17178.

     10.06  Customer Agreement, dated as of May 1,  2000  between
Morgan   Stanley   &  Co.  Incorporated,  the   Partnership   and
Dean Witter Reynolds Inc. is filed herewith.

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




                            Dean Witter Multi-Market Portfolio
                              L.P. (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

August 10, 2000             By:/s/Raymond E. Koch      __________
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.