Form 10-Q
period 2000-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2000-11-14
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

Yes    X            No___________

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 2000


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999.......2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................4

        Statements of Changes in Partners' Capital for
        the Nine Months Ended September 30, 2000 and 1999
     (Unaudited)................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

     Notes to Financial Statements (Unaudited).............. 7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations..........................................13-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................24-35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................36

Item 6. Exhibits and Reports on Form 8-K....................36-37


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
               STATEMENTS OF FINANCIAL CONDITION

September 30,                         December 31,

2000       1999

$
                                          $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                6,182,248      7,643,949

  Net  unrealized  gain on open contracts (MS&Co.)        757,929
-
 Net unrealized gain on open contracts (MSIL)81,876    -
   Net   unrealized  gain  on  open  contracts  (Carr)          -
358,067

   Total   net  unrealized  gain  on  open  contracts     839,805
358,067

      Total Trading Equity           7,022,053      8,002,016

 Interest receivable (DWR)              28,001        28,719

      Total Assets                   7,050,054      8,030,735


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   131,347        108,909
 Accrued management fees (DWFCM)        17,625         20,077

      Total Liabilities                148,972        128,986


Partners' Capital

 Limited Partners (6,319.686 and
        7,082.809 Units, respectively)6,793,583     7,791,740
 General Partner (100 Units)           107,499        110,009

 Total Partners' Capital             6,901,082      7,901,749

 Total Liabilities and Partners' Capital7,050,054   8,030,735


NET ASSET VALUE PER UNIT              1,074.99       1,100.09



          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
    Realized     (1,512,033)                    305,192
        Net     change     in     unrealized              986,635
59,191

      Total Trading Results         (525,398)     364,383

         Interest      Income      (DWR)                   87,854
81,546

      Total Revenues                (437,544)     445,929


EXPENSES

    Brokerage commissions (DWR)        91,114            130,939
    Management fees (DWFCM)            53,479            66,081
        Transaction     fees     and     costs              3,732
9,144

             Total        Expenses                        148,325
206,164

NET        INCOME       (LOSS)                          (585,869)
239,765

NET INCOME (LOSS) ALLOCATION

    Limited Partners                (577,060)            236,629
    General Partner                   (8,809)            3,136

NET INCOME (LOSS) PER UNIT

    Limited Partners                  (88.09)            31.36
    General Partner                   (88.09)            31.36





          The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
                                                         Realized
(377,447)                                               (229,520)
Net      change      in      unrealized                   481,738
216,068

           Total      Trading      Results                104,291
(13,452)
         Interest      Income      (DWR)                  263,658
243,209
             Total        Revenues                        367,949
229,757

EXPENSES

     Brokerage commissions (DWR)       322,051            391,040
Management fees (DWFCM)               172,628             204,753
Transaction      fees      and      costs                  19,616
30,613
             Total        Expenses                        514,295
626,406

NET           LOSS                                      (146,346)
(396,649)

NET LOSS ALLOCATION

           Limited        Partners                      (143,836)
(392,010)
General           Partner                                 (2,510)
(4,639)

NET LOSS PER UNIT

           Limited       Partners                         (25.10)
(46.39)
General           Partner                                 (25.10)
(46.39)





          The accompanying notes are an integral part of these financial statements.

            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  December 31, 1998      8,269.739 $9,851,534           $120,586$9,972,120

Net Loss                      -    (392,010)    (4,639)    (396,6
49)

Redemptions                    (772.515)                (882,648)
-                           (882,648)

Partners' Capital,
   September  30, 1999      7,497.224 $8,576,876    $115,947   $8

,692,823





Partners' Capital,
  December 31, 1999      7,182.809 $7,791,740 $110,009 $7,901,749

Net      Loss                    -                      (143,836)
(2,510)                    (146,346)

Redemptions                    (763.123)                (854,321)
-                           (854,321)


Partners' Capital,
  September 30, 2000     6,419.686 $6,793,583 $107,499 $6,901,082












           The accompanying notes are an integral part of these financial statements.


            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                            (146,346)              (
396,649)
 Noncash item included in net loss:
      Net  change  in  unrealized         (481,738)             (
216,068)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)             718            3,210
                     Due                 from                 DWR
-     (5,149)

 Decrease in operating liabilities:
        Accrued     management    fees    (DWFCM)         (2,452)
(3,108)

    Net   cash   used   for   operating   activities    (629,818)
(617,764)

CASH FLOWS FROM FINANCING ACTIVITIES

          Increase         in         redemptions         payable
22,438
38,954
      Redemptions      of      Units                    (854,321)
(882,648)

Net    cash    used    for   financing   activities     (831,883)
(843,694)

Net   decrease  in  cash               (1,461,701)              (
1,461,458)

Balance     at     beginning     of     period          7,643,949
9,760,647

Balance     at     end     of     period                6,182,248
8,299,189






          The accompanying notes are an integral part of these financial statements.




            DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

                 NOTES TO FINANCIAL STATEMENTS

                          (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Dean  Witter Multi-Market Portfolio L.P. (the "Partnership").

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions of SFAS No. 133 beginning with the fiscal year ended

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105,

which  required the disclosure of average aggregate  fair  values

and   contract/notional  values,  respectively,   of   derivative

financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $839,805  and

$358,067   at   September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $839,805  net  unrealized  gain  on  open  contracts  at

September  30, 2000, $274,381 related to exchange-traded  futures contracts  and  $565,424  related to off-exchange-traded  forward currency contracts.



Of the $358,067 net unrealized gain on open contracts at December

31,  1999,  $327,051 related to exchange-traded futures contracts and  $31,016  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2001   and   September  2000,  respectively.  Off-exchange-traded

forward

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




currency contracts held by the Partnership at September 30,  2000 and  December  31, 1999 mature through November  2000  and  March

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

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $6,456,629  and

$7,971,000 at September 30, 2000 and December 31, 1999,

             DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $437,544

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 3.8% were  recorded  in  the energy  markets primarily during July from long futures positions in  crude  oil  as prices reversed lower amid growing  conviction that  Saudi  Arabia would follow through with a pledge  to  boost production.  Additional losses were experienced during  July  and

August  from  long  positions in natural gas  futures  as  prices retreated on higher-than-expected inventory numbers, mild weather and technical selling attributed to the decline in crude oil
prices.   In soft commodities, losses of approximately 3.2%  were

incurred primarily during July from previously established  short positions  and  subsequent long positions in  coffee  futures  as prices traded in an extremely volatile pattern on weather related concerns  for Brazil.  Additional losses were recorded  primarily during  July  from  short positions in cotton futures  as  prices moved  higher amid fears that the dryness and heat in Texas would slash  the  size of the U.S. crop.  In the global interest  rates futures  markets,  losses of approximately 2.9% were  experienced primarily  during  September  from short  positions  in  Japanese interest  rate futures as bond prices surged as investors  sought refuge  from  declining  stock prices  in  the  U.S.  and  Japan.

Additional losses were recorded from long positions in Australian interest rate futures as prices declined mirroring a drop in U.S.

Treasury  prices.   In  the global stock index  futures  markets,

losses of approximately 2.0% were recorded during late July  from long  positions  in S&P 500 Index futures as prices  declined  on fears  of  additional interest rate hikes in the U.S. and  Europe and during September due to jitters in the technology industry as

well  as  from an overall concern regarding the oil markets.   In

the  metals  markets, losses of approximately 0.1% were  recorded throughout  a majority of the quarter from long aluminum  futures

positions  as  prices  declined  amid  currency  and  oil   price

fluctuations  and on fears that the global economy could  be  set for a growth slowdown. These losses were mitigated by gains recorded primarily during mid-September from long copper futures positions  as  prices rose higher due to a rise in  COMEX  copper stocks.  A portion of the Partnership's overall losses was offset by  gains of approximately 3.8% recorded in the currency  markets primarily  during  September from short  positions  in  the  euro relative  to the British pound as prices were pushed lower  on  a lack  of  European support for the euro.  Additional  gains  were recorded  during  July and September from a  short  Japanese  yen position as its value weakened versus the U.S. dollar on a weaker

Japanese   stock   market,   corporate   failures   and   overall

strengthening  of the U.S dollar.  Total expenses for  the  three months ended September 30, 2000 were $148,325, resulting in a net loss  of  $585,869.  The value of a Unit decreased from $1,163.08 at June 30, 2000 to $1,074.99 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including  interest  income  of

$367,949  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

10.5%  were recorded in the global interest rate futures  markets primarily throughout a majority of the second quarter, as well as during  July,  from  short positions in German  bund  futures  as

prices  were pushed higher by a rise in U.S. prices.   Additional

losses   were  incurred  primarily  during  February  from   long

positions in Japanese government bond futures as prices decreased in response to the yen's weakness and the perception in Japan that, despite a zero interest rate policy, 10 year interest rates are  too  low.  During September, losses were also recorded  from short  positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices  in the  U.S.  and Japan. In the global stock index futures  markets,

losses  of approximately 4.9% were incurred throughout a majority of  the  first quarter and during April, late July and  September from  long  positions in S&P 500 Index futures as domestic  stock prices  declined due to volatility in the technology  sector  and fears  that the Federal Reserve will be forced to take aggressive action  to  slow  the  economy.  In soft commodities,  losses  of approximately 3.6% were incurred primarily during July from short positions  in  cotton futures as prices moved higher  amid  fears that  the dryness and heat in Texas would slash the size  of  the

U.S.  crop.  In the metals markets, losses of approximately  2.1%

were  recorded  throughout a majority of the third  quarter  from long  aluminum futures positions as prices declined amid currency and  oil  price fluctuations and on fears that the global economy

could   be  set  for  a  growth  slowdown.   A  portion  of   the

Partnership's overall losses was offset by gains of approximately

11.7%  recorded in the energy markets primarily during  May  from long  positions in natural gas futures as prices continued  their upward  trend on fears that inventory levels remain low and  that

U.S.  demand  will  outstrip production.  Additional  gains  were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather,
declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price setting mechanism and a promise of only a modest production

increase.   In the currency markets, gains of approximately  4.9%

were  recorded  primarily during March, April and September  from short positions in the euro as its value weakened versus the U.S.

dollar   and  British  pound  on  a  lack  of  European  support.

Offsetting currency losses were experienced during March  as  the value of the Japanese yen reversed higher versus the U.S. dollar,

despite  dollar buying intervention by the Bank of Japan  on  two

occasions  during  that  month.   During  April  and  early  May,

additional  losses  were  recorded from  long  positions  in  the

Japanese  yen as its value weakened relative to the  U.S.  dollar amid  fears  of an additional Bank of Japan intervention  and  as

Japanese   consumer  confidence  remained   sluggish.    In   the

agricultural  markets, gains of approximately 1.4% were  recorded primarily  during June and July from short corn futures positions as corn prices were pressured lower by a damp weather forecast in

the  U.S.  Midwest.   Total expenses for the  nine  months  ended

September  30,  2000 were $514,295, resulting in a  net  loss  of

$146,346.   The  value  of  a Unit decreased  from  $1,100.09  at

December 31, 1999 to $1,074.99 at September 30, 2000.

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$445,929 and posted an increase in Net Asset Value per Unit.  The most significant gains of approximately 5.6% were recorded in the metals  markets  primarily from short gold futures  positions  as prices  dropped  during early July amid disappointment  over  low prices  at the U.K. auction.  Newly established long gold futures positions  also produced gains as prices skyrocketed due  to  the results of the Bank of England's second gold auction on September

21  and  the  announcement of a plan by several European  central banks  to  restrict sales of their gold reserves for five  years.

Additional  gains were recorded during August from long  aluminum futures  positions  as  prices  increased  on  bullish  technical factors and speculative buying.  In the energy markets, gains  of approximately  3.7% were recorded primarily from long  crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses of  approximately  3.8%  recorded in  the  global  interest  rate futures  markets  primarily from short Australian  interest  rate futures  positions as prices increased during July and August  on the  temporary  strength  in U.S. bonds and  weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short  U.S. interest rate  futures  positions  as domestic bond prices moved temporarily higher on the release of benign inflation data and diminished fears of another interest rate  increase by the Federal Reserve.  Offsetting gains resulted from  short  positions in German bond futures as prices  declined during July on comments by Bundesbank President designate Welteke that  he has started to see signs of a resurgence in the European

economy.   In the currency markets, losses of approximately  0.9%

were  experienced  early  in  the  quarter  primarily  from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices.  Losses were also experienced from long positions in the  euro  and  the Swiss franc as the value of these  currencies declined  sharply versus the U.S. dollar on September  10  as  an intervention  by  the Bank of Japan temporarily strengthened  the

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

$229,757  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

6.4% were experienced in the global interest rate futures markets primarily  from short Australian interest rate futures  positions as  prices  increased  during July and August  on  the  temporary strength in U.S. bonds and weaker-than-expected business spending data  out  of  Australia.  Additional losses were  recorded  from short  Japanese bond futures positions as prices increased during the first quarter amid growing speculation that the Bank of Japan may  underwrite  Japanese government bonds and during  the  third quarter on the strength of the Japanese yen and expectations that

additional  monetary easing in that country will  come.   In  the

currency  markets,  losses of approximately  3.1%  were  recorded throughout  a majority of the first quarter primarily  from  long

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

U.S.  dollar  due  to  continued optimism over  Japan's  economic

recovery.   In the global stock index futures markets, losses  of

approximately  1.5% were experienced primarily  during  February,

mid  April  and May from long S&P 500 Index futures positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control

inflation.   These  losses  were partially  offset  by  gains  of

approximately  6.0%  recorded  in the  energy  markets  primarily during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded during the  third quarter  after  OPEC ministers confirmed that they  would  uphold

their  global  cutbacks  until April  of  2000.   In  the  metals

markets, gains of approximately 0.5% were recorded primarily from short  gold futures positions as prices dropped to 20  year  lows during early July amid disappointment over low prices at the U.K.

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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was  approximately $7  million  and  $9  million,

respectively.

     Primary Market      September 30, 2000   September 30, 1999
     Risk Category          Value at Risk        Value at Risk

     Currency                  (2.74)%                 (1.70)%

     Commodity                 (2.41)                  (1.32)

     Interest Rate             (0.57)                  (0.84)

     Equity                       -                    (0.16)

     Aggregate Value at Risk   (3.30)%                 (2.40)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category       High      Low       Average

Currency                         (2.74)%   (0.79)%     (1.64)%

Commodity                        (2.41)    (0.81)      (1.73)

Interest Rate                    (1.55)    (0.22)      (0.96)

Equity                           (1.16)    (0.08)      (0.47)

Aggregate Value at Risk          (3.30)%   (1.26)%     (2.59)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  84%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates
will  result  in  a decline in the Partnership's cash  management income.  This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000 by market sector.  It may be anticipated,  however,  that  these market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  third  quarter  of   2000,   the

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



Commodity

Metals.  The Partnership's second largest exposure as of the  end of  the  third  quarter was in the metals complex. This  included positions  in aluminum, copper and gold. Prices in these  markets are  influenced by general economic conditions, warehouse  stocks and in the case of gold, central bank sales.



Energy.   On September 30, 2000 the Partnership's energy exposure

was  in  futures  contracts  in the natural  gas  market.   Price

movement  in  this market results from political developments  in

the   Middle   East,   weather  patterns   and   other   economic

fundamentals.  It is possible that volatility will  remain  high.

Significant  profits and losses, which have been  experienced  in the  past,  are  expected to continue to be experienced  in  this market.  Natural gas has exhibited volatility in prices resulting from  weather  patterns  and supply and demand  factors  and  may continue in this choppy pattern.



Soft  Commodities and Agriculturals.  On September 30,  2000  the

Partnership had exposure in the corn, cotton and coffee  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.

Interest  Rate.  The third largest market exposure  on  September

30,  2000 was in the interest rate complex.  Exposure was  spread

across   United  States  and  Japanese  interest  rate   sectors.

Interest  rate  movements  directly  affect  the  price  of   the

sovereign  bond  futures positions held by  the  Partnership  and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposures is generally to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposures of the  Partnership for the foreseeable future.  The  changes  which have  the  most  effect  on  the  Partnership  are  in  short  to intermediate term as opposed to long term rates as  most  of  the

speculative   interest  rate  futures  positions  held   by   the

Partnership are in short term and medium term instruments.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at September 30, 2000 were  in  Japanese  yen.

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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

     3.01 Limited Partnership Agreement of the Partnership, dated as of June 24, 1988 is incorporated by reference to Exhibit 3.01 and
          Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-21532).

    10.03     Amended and Restated Customer Agreement dated as of
          December 1, 1997, between the Partnership and Dean     Witter
          Reynolds Inc. is incorporated by reference to   Exhibit 10.03 of
          the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-17178).

    10.04 Customer Agreement dated as of December 1, 1997, between the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to
          Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-17178).

    10.05 International Foreign Exchange Master Agreement dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to
          Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-17178).

    10.06 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-17178).
                             - 36 -
     19.01 Supplemental Information Regarding DWFCM dated August 27, 1993 is incorporated by reference to Exhibit 19 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

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




                            Dean Witter Multi-Market Portfolio
                              L.P. (Registrant)

                            By: Demeter Management Corporation
                                 (General Partner)

November 14, 2000           By:/s/Raymond E. Koch              _
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.