Form 10-K
period 2000-12-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2001-04-02
CIK 832350

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-17178

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

                                                 Name   of   each
exchange
Title  of  each class                                   on  which
registered
          None                                        None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)


      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $7,859,509 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


          DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 2000

                              <caption
                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

  Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . 2-4

  Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . 4

   Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . .
 .  4-5

  Item  4. Submission of Matters to a Vote of Security Holders. .
 . .6

Part II.

  Item  5.Market for the Registrant's Partnership Units
           and Related Security Holder Matters. . . . . . . . . .
 .  .7

   Item  6. Selected Financial Data . . . . . . . . . . . . . . .
 . . .8

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 .9-21

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . . . . .. .
21-34

   Item  8. Financial Statements and Supplementary Data. . .. . .
 . ..35

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 .  35
Part III.

   Item  10.Directors and Executive Officers of the Registrant  .
36-40

   Item 11. Executive Compensation. . . . . . . . . . . . . . . .
 .  .40

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . .  .
 .40-41

  Item 13. Certain Relationships and Related Transactions. .  . .
 . .41

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K. . . . . . . . . . . . . . . . . .
 . .42


            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


  Documents Incorporated              Part of Form 10-K

     Partnership's Prospectus dated
     June 24, 1988                               I

     Annual Report to Dean Witter
     Multi-Market Portfolio L.P.
     Limited Partners for the year
     ended December 31, 2000            II, III and IV

                           PART I

Item 1.  BUSINESS

(a)  General  Development of Business.  Dean Witter  Multi-Market

Portfolio  L.P. (formerly, Dean Witter Principal Guaranteed  Fund

L.P.)  (the  "Partnership")  is  a Delaware  limited  partnership organized  to  engage  primarily in the  speculative  trading  of

futures   contracts,  forward  contracts,  and  other   commodity

interests.



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter  Reynolds  Inc.  ("DWR").   The  clearing  commodity

brokers  are  Morgan Stanley & Co. Inc. ("MS & Co.")  and  Morgan

Stanley  &  Co.  International  Limited  ("MSIL")  which  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services to the Partnership.

The  Trading Advisor is Dean Witter Futures & Currency Management

Inc. ("DWFCM" or the "Trading Advisor").  Demeter, DWR, MS & Co.,

MSIL  and  DWFCM are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co. ("MSDW").



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  2000  was  $1,338.12,

representing a gain of 21.6 percent from the net asset value  per

Unit  of  $1,100.09 at December 31, 1999.  For  a  more  detailed description of the Partnership's business see subparagraph (c).

(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures  and  forwards.   The relevant financial  information  is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures and forwards, pursuant to  trading instructions provided by the Trading Advisor.  For  a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus (the

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
       Trading Arrangements and       153-154 of the Prospectus
       Policies                       and Supplemental Informa-
                                      tion Regarding Dean Witter
                                      Futures & Currency Manage-
                                      ment Inc. dated August
                                      27, 1993).

       4.    Management   of  the  Part-   4.   "The   Management
       Agreement"
              nership               (Pages 156-158 of the
                                      Prospectus and Supplemental
                                       Information Regarding Dean
Witter Futures & Currency
                                      Management Inc. dated
                                      August 27, 1993).  "The
                                      General Partner" (Pages
                                      36-52 of the Prospectus)
                                     "The Commodity Broker"
                                      (Pages 154-55 of the
                                      Prospectus) and "The
                                      Limited Partnership
                                      Agreement" (Pages 169-
                                     174 of the Prospectus).

     5.     Taxation  of the Partner-  5.      "Material  Federal
     Income                            ship's  Limited   Partners
     Tax    Considerations"  and                      "State  and
     Local                       Income                       Tax
     Aspects"   (Pages   176-185                         of   the
     Prospectus).

 (d) Financial Information about Geographic Areas.

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are  the  contracting  party and  trades  in  futures  and forwards on foreign exchanges.



Item 2.  PROPERTIES

The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar class actions were filed in 1996 in California and New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter, MSDW, DWFCM, certain limited partnership commodity pools of  which  Demeter  is  the general partner and  certain  trading advisors to those pools.  A consolidated and amended complaint in the  action pending in the Supreme Court of the State of New York was  filed  on  August  13, 1997, alleging  that  the  defendants

committed   fraud,  breach  of  fiduciary  duty,  and   negligent

misrepresentation  in  the  sale and  operation  of  the  various

limited  partnership  commodity  pools.  The  complaints   sought

unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an amended  complaint,  which they did in early December  1998.  The defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999.  By decision dated December  21,

1999,  the  New  York  Supreme  Court  dismissed  the  case  with

prejudice.   However, on March 3, 2000, plaintiffs  appealed  the

trial court's dismissal of their case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item 5.   MARKET  FOR  THE  REGISTRANT'S  PARTNERSHIP  UNITS  AND
          RELATED SECURITY HOLDER MATTERS



(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 1,115.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading  operations on August 31, 1988.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                  For  the  Years  Ended  December   31,
     2000        1999         1998        1997         1996   .
Total Revenues
(including  interest)             2,211,592         (52,906)   1,454,762
2,476,075       358,079



Net   Income  (Loss)                 1,518,713     (848,874)     540,864
1,393,549    (1,110,424)


Net Income (Loss)
Per Unit (Limited
&   General  Partners)                 238.03       (105.77)       64.23
133.87          (73.06)


Total Assets               8,472,258       8,030,735  10,054,538   11,035,294
12,169,963



Total Limited
Partners'  Capital                    8,202,856    7,791,740   9,851,534
10,451,503    11,628,908



Net Asset Value Per
Unit                               1,338.12       1,100.09      1,205.86
1,141.63      1,007.76












Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures and forwards trading accounts  established  for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing  bank accounts  or  in  securities  and instruments  permitted  by  the

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  and forwards in subsequent periods.  It is not  possible to  estimate  the  amount  and therefore  the  impact  of  future redemptions of Units.

Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's  operations  for  the  three  years  ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Advisor trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Advisor  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Advisor's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$8,336,668, an increase of $434,919 from the Partnership's  total capital  of $7,901,749 at December 31, 1999.  For the year  ended

December  31,  2000,  the  Partnership generated  net  income  of

$1,518,713 and total redemptions aggregated $1,083,794.

For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $2,211,592 and posted an increase in net asset value.  In the energy sector,

profits  of  approximately  18.2% resulted  primarily  from  long positions  in  the  natural gas and crude  oil  futures  markets.

Natural gas saw its price rise to record levels in 2000.   Recent

low  inventory  levels, sluggish supply and cold  winter  weather

combined  to push prices to such high levels.   In the crude  oil

market,  gains were realized from long positions earlier  in  the year  as prices rose to nine-year highs on a combination of  cold

weather,   declining  inventories  and  increasing  demand.    In

addition,  concerns about future output levels from  the  world's leading  producer countries added to the upward  price  momentum.

Later in the year, however, profits resulted from short positions as the price of crude oil futures fell on expectations that Iraqi oil  exports would resume and on fears that the slowdown  in  the economy would curb demand while at the same time increase supply.

In  the  currency  markets,  gains of  approximately  14.2%  were recorded primarily from short positions in the euro, Swiss  franc and  Swedish  krona  as  the value of these  European  currencies weakened  relative  to  the  U.S. dollar  amid  skepticism  about

Europe's economic outlook.  Strong economic data out of the  U.S.

and  interest rate hikes in the U.S. also boosted the dollar and,

subsequently, added to the euro's difficulties. Later in the year as the bullish trend in the U.S. dollar reversed, additional gains  were recorded from long positions in the euro, Swiss franc and  Swedish  krona versus the U.S. dollar as  a  result  of  new

confidence   in  the  European  economy  and  overall  skepticism

regarding  the U.S. economy.  Profits of approximately 1.9%  were

recorded  in  the  agricultural  markets  primarily  from   short

positions in the corn market during the middle of the year as the price of corn trended lower on favorable weather conditions  that resulted  in good prospects for high crop yields.  A  portion  of these gains was offset by losses experienced in the metals, stock index  and  soft  commodities markets. The  majority  of  losses,

approximately  7.2%,  were  experienced  in  the  metals  markets primarily  from  aluminum futures.  From a technical  standpoint,

the   price  of  aluminum  traded  in  a  very  volatile  pattern

throughout   the   year  leaving  little  opportunity   for   the

development  of  trends.   In addition, long  positions  in  this

market, particularly in the second half of the year, resulted  in losses  as  prices  declined after concerns mounted  that  demand

would  weaken  amid  a cooling of the U.S.  economy.   Losses  of

approximately  5.1%  were  recorded in  the  global  stock  index

futures  markets.   The S&P 500 Index traded  in  a  very  choppy

pattern  resulting in losses for both long and  short  positions.

Contributing to this price pattern was uncertainty over the state

of the U.S. economy.    Total expenses for the year were

$692,879,  resulting in net income of $1,518,713.  The net  asset value  of a Unit increased from 1,100.09 at December 31, 1999  to

1,338.12 at December 31, 2000.



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

Japanese  yen as the value of the yen climbed to a 44-month  high versus  the  U.S. dollar due to continued optimism  over  Japan's

economic   recovery.   The  energy  markets  produced  gains   of

approximately 7.21%.  During March, gains were recorded from long positions in oil futures as prices moved significantly higher  on news  that  both  OPEC  and  non-OPEC countries  had  reached  an

agreement  to cut total output beginning April 1st.   Gains  were

also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global cutbacks until April of 2000. Total expenses for the  year

were  $795,968,  resulting in a net loss of  $848,874.   The  net

asset  value  of a Unit decreased from $1,205.86 at December  31,

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

Japanese  bond yields, which was attributed to news that  Japan's

Ministry  of  Finance would end outright purchases of  government

debt.   Total  expenses for the year were $913,898, resulting  in

net income of $540,864. The net asset value of a Unit increased from $1,141.63 at December 31, 1997 to $1,205.86 at December 31,

1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures and  forwards  markets.

For  a further description of 2000 trading results, refer to  the letter  to the Limited Partners in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2000,  which is  incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The  Partnership  may trade futures  and  forwards  in  a

portfolio  of agricultural commodities, energy products,  foreign currencies,  interest  rates,  precious  and  base  metals,  soft commodities, and stock indices. In entering into these contracts,

the Partnership is subject to the market risk that such contracts may  be  significantly influenced by market conditions,  such  as interest rate volatility, resulting in such contracts being  less

valuable.   If  the  markets  should  move  against  all  of  the

positions held by the Partnership at the same time, and if the

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

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards contracts  there  is  a credit risk to the Partnership  that  the counterparty  on  a  contract  will  not  be  able  to  meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently  deals  with  MS  & Co. as  the  sole  counterparty  on forwards contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.


Item 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative

trading   of   futures   and  forwards.    The   market-sensitive

instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an
operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures  and  forwards  traded by  the  Partnership  involve varying  degrees of related market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates,  exchange  rates, and prices of financial instruments  and

commodities.   Fluctuations  in  market  risk  based  upon  these

factors  result  in  frequent changes in the fair  value  of  the

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures and forwards are settled daily through  variation margin.

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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

At  both  December  31,  2000 and 1999, the  Partnership's  total capitalization was approximately $8 million.


     Primary Market     December 31, 2000     December 31, 1999
     Risk Category         Value at Risk        Value at Risk

     Interest   Rate                (2.82)%               (0.22)%

Currency                   (1.64)             (0.79)

     Commodity                  (1.07)             (0.81)

     Equity                     (0.25)             (0.16)

     Aggregate Value at Risk    (3.31)%            (1.26)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures and forwards,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.



Primary Market Risk Category      High      Low        Average

Interest Rate                    (2.82)%   (0.57)%      (1.61)%

Currency                         (2.74)    (1.42)       (1.86)

Commodity                        (2.41)    (1.07)       (1.79)

Equity                           (1.16)       -         (0.37)

Aggregate Value at Risk          (3.31)%   (2.59)%      (3.11)%

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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



VaR tables above present the results of the Partnership's VaR for each  of  the  Partnership's market  risk  exposures  and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or  its  ability  to manage or monitor risk.   There  can  be  no

assurance  that the Partnership's actual losses on  a  particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately 85% of its total net asset value. A decline in short-term interest rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000 by market sector.  It may  be anticipated,  however,  that  these market  exposures  will  vary materially over time.



Interest Rate.  The largest market exposure at December 31,  2000 was  in  the  interest rate complex.  Exposure was spread  across

European,  United States, Japanese and Australian  interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations in the United States and the other G-7 countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy and Canada.   However, the Partnership  also  takes

futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of the  Partnership for the foreseeable future.  The  changes  which have  the  most  effect  on  the  Partnership  are  in  short  to intermediate-term as opposed to long-term rates as  most  of  the

speculative   interest  rate  futures  positions  held   by   the

Partnership are in short-term and medium-term instruments.



Currency.   The  next  most significant market  exposure  of  the

Partnership  at  December 31, 2000 was in  the  foreign  exchange complex.  The currency exposure is to exchange rate fluctuations,

primarily   those   which   disrupt   the   historical    pricing

relationships  between different currencies and  currency  pairs.

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

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than U.S. dollars.



Commodity.

Energy.   At  December  31, 2000 the Partnership's  next  largest

exposure was in the energy complex. The largest exposure  was  in natural  gas,  followed  by  crude oil  and  brent  crude.  Price movement in these markets results from political developments  in

Middle  Eastern  and  OPEC and non-OPEC oil producing  countries.

Weather  patterns  and  other economic fundamentals  also  affect prices. It is possible that volatility will remain high and  that significant  profits and losses, which have been  experienced  in the  past,  will  continue  to  be experienced  in  this  market.

Natural  gas  has exhibited volatility in prices  resulting  from weather  patterns and supply and demand factors and may  continue in this choppy pattern.



Soft  Commodities and Agriculturals . At December  31,  2000  the

Partnership  had  exposure  in the markets  that  comprise  these sectors. Exposure was in the corn, soybean, cotton, cocoa and coffee markets. Supply and demand inequalities, severe weather disruption  and  market expectations affect  price  movements  in these markets.



Metals.  The Partnership's smallest exposure as of the end of the fourth  quarter  was in the metals complex.  The  only  positions were  in  the  LME  nickel market.  Prices  in  this  market  are influenced by general economic conditions and warehouse stocks.



Equity.   There was a relatively small exposure to stock  indices

as of December 31, 2000.  The Partnership trades these markets in the  United  States  and Japan and had small  positions  in  both

markets.   Stock  indexes are affected by the same  factors  that

influence  the underlying equity issues such as the monetary  and

fiscal   policies  of  government,  profit  outlook  and  general

economic conditions.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:

     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances were  in  British  Pounds.   The

     Partnership controls the non-trading risk of these  balances by  regularly  converting  these  balances  back  into  U.S.

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


Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                           Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31      $   505,815    $     309,306         $  44.23
June 30           299,678          130,217            18.76
September 30     (437,544)        (585,869)          (88.09)
December 31     1,843,643        1,665,059           263.13

Total              $ 2,211,592    $   1,518,713         $ 238.03


1999
March 31           $  (412,668)   $    (624,275)        $ (75.97)
June 30           196,496          (12,139)           (1.78)
September 30      445,929          239,765            31.36
December 31      (282,663)        (452,225)          (59.38)

Total              $   (52,906)   $    (848,874)        $(105.77)




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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a Director of DWFCM.  Mr. Murray is  currently  a

Senior  Vice President of DWR's Managed Futures Department.   Mr.

Murray  began  his  career at DWR in 1984 and  is  currently  the

Director of the Managed Futures Department. In this capacity, Mr.

Murray  is  responsible for overseeing all aspects of the  firm's

Managed Futures Department.  Mr. Murray previously served as Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became  the  Chief Agricultural Economist doing market  analysis,

marketing  and compliance.  Prior to joining DWR, Mr. Beech  also had  worked  at  two  investment  banking  firms  in  operations,

research, managed futures and sales management.



Raymond  A. Harris, age 44, is a Director of Demeter. Mr.  Harris

is    currently   Executive   Vice   President,   Planning    and

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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



Item 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31,  2000 there were no persons known to be  beneficial owners of more than 5 percent of the Units.

(b)   Security  Ownership of Management - At December  31,  2000,

Demeter   owned   100  Units  of  General  Partnership   Interest

representing a 1.6 percent interest in the Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000  which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership)  of $438,723 for the year ended December  31,  2000.

In  its  capacity  as  the Partnership's Trading  Advisor,  DWFCM received  management fees of $229,342 for the year ended December

31, 2000.

                             PART IV

Item  14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)   1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  2000,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-     Statements of Financial Condition as of December  31,  2000
  and 1999.

-     Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-  Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8 and 13, the Annual  Report to  Limited Partners for the year ended December 31, 2000 is  not deemed to be filed with this report.



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

                                              DEAN  WITTER MULTI-
                         MARKET PORTFOLIO L.P.
                                                  (Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                             March 30,
2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

     /s/    Mitchell M. Merin                           March 30,
2001
           Mitchell M. Merin, Director

     /s/   Joseph G. Siniscalchi                        March 30,
2001
          Joseph G. Siniscalchi, Director

     /s/   Edward C. Oelsner III                        March 30,
2001
          Edward C. Oelsner III, Director

     /s/    Richard A. Beech                            March 30,
2001
           Richard A. Beech, Director

     /s/    Raymond A. Harris                           March 30,
2001
           Raymond A. Harris, Director

     /s/    Anthony J. DeLuca                           March 30,
2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                                   March
30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

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

13.01 December 31, 2000 Annual Report to Limited Partners is filed herewith.

Multi-
Market
Portfolio

December 31, 2000
Annual Report


MORGAN STANLEY DEAN WITTER

Dean Witter Multi-Market Portfolio L.P.
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year                                                                Return
    ----                                                                ------
    1988 (4 months)                                                      4.0%
    1989                                                                 7.4%
    1990                                                                -1.3%
    1991                                                                 1.8%
    1992                                                                -7.8%
    1993                                                                 8.6%
    1994                                                                 2.7%
    1995                                                                -6.4%
    1996                                                                -6.8%
    1997                                                                13.3%
    1998                                                                 5.6%
    1999                                                                -8.8%
    2000                                                                21.6%

    Inception-to-Date Return:                                           33.8%
    Annualized Return:                                                   2.4%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Multi-Market Portfolio L.P.
Annual Report
2000

Dear Limited Partner:

This marks the thirteenth annual report for the Dean Witter Multi-Market Port-folio L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,100.09 and increased by 21.6% to $1,338.12 on December 31, 2000. A re-
view of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

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

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Multi-Market Portfolio L.P.
Annual Report of the Trading Manager

The Fund posted gains in 2000 as a result of strong trends in the energy, cur-rency, and grain futures markets. In the energy sector, profits resulted from long positions in the natural gas and crude oil futures markets. Natural gas saw its price rise to record levels in 2000. Recent low inventory levels, sluggish supply and cold winter weather combined to push prices to such high levels. In the crude oil market, gains were realized from long positions ear-lier in the year as prices rose to nine-year highs on a combination of cold weather, declining inventories and increasing demand. In addition, concerns about future output levels from the world's leading producer countries added to the upward price momentum. Later in the year, however, profits resulted from short positions as the price of crude oil futures fell on expectations that Iraqi oil exports would resume and on fears that the slowdown in the economy would curb demand while at the same time supply was increasing. In the currency markets, gains were recorded from short positions in the euro, Swiss franc and Swedish krona as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Strong economic data out of the U.S. and interest rate hikes in the U.S. also boosted the dollar and, subsequently, added to the euro's difficulties. Later in the year as the bullish trend in the U.S. dollar reversed, additional gains were recorded from long positions in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a result of new confidence in the European economy and an overall skepticism regarding the U.S. economy. Profits were also rec-orded from short positions in the corn market during the middle of the year as the price of corn trended lower on favorable weather conditions that resulted in good prospects for high crop yields.

A portion of these gains was offset by losses experienced in the metals, stock index and soft commodity futures markets. The majority of losses in the metals markets were experienced in the aluminum market. From a technical standpoint, the price of aluminum traded in a very volatile pattern throughout the year leaving little opportunity for the development of trends. In addition, long positions in this market, particularly in the second half of the year, result-ed in losses as price declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Losses were also recorded in the global stock index futures markets. The S&P 500 Index traded in a very choppy pattern resulting in losses for both long and short positions. Contributing to this price pattern was uncertainty over the state of the U.S. economy.

We appreciate your continued investment in Multi- Market Portfolio L.P.

Dean Witter Futures & Currency Management Inc.

Dean Witter Multi-Market Portfolio L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Multi-Market Portfolio L.P. (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capi-tal, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partner-ship's management. Our responsibility is to express an opinion on these finan-cial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Multi-Market Portfolio L.P. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Dean Witter Multi-Market Portfolio L.P.
Statements of Financial Condition

                                                     December 31,
                                                  --------------------
                                                    2000       1999
                                                  ---------  ---------
                                                      $          $
                               ASSETS
Equity in futures interests trading accounts:
 Cash                                             7,339,354  7,643,949
 Net unrealized gain on open contracts (MS&Co.)   1,264,913     --
 Net unrealized loss on open contracts (MSIL)      (163,063)    --
 Net unrealized gain on open contracts (Carr)        --        358,067
                                                  ---------  ---------
 Total net unrealized gain on open contracts      1,101,850    358,067
                                                  ---------  ---------
 Total Trading Equity                             8,441,204  8,002,016
Interest receivable (DWR)                            31,054     28,719
                                                  ---------  ---------
 Total Assets                                     8,472,258  8,030,735
                                                  =========  =========
                 LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                 114,409    108,909
Accrued management fees (DWFCM)                      21,181     20,077
                                                  ---------  ---------
 Total Liabilities                                  135,590    128,986
                                                  ---------  ---------
PARTNERS' CAPITAL
Limited Partners (6,130.136 and 7,082.809 Units,
  respectively)                                   8,202,856  7,791,740
General Partner (100 Units)                         133,812    110,009
                                                  ---------  ---------
 Total Partners' Capital                          8,336,668  7,901,749
                                                  ---------  ---------
 Total Liabilities and Partners'
   Capital                                        8,472,258  8,030,735
                                                  =========  =========
NET ASSET VALUE PER UNIT                           1,338.12   1,100.09
                                                  =========  =========






   The accompanying notes are an integral part of these financial statements.

Dean Witter Multi-Market Portfolio L.P.
Statements of Operations

                                  For the Years Ended
                                     December 31,
                             ------------------------------
                               2000      1999       1998
                             --------- --------  ----------
                                 $        $          $
REVENUES
Trading profit (loss):
 Realized                    1,117,328 (473,435)  2,510,342
 Net change in unrealized      743,783   94,417  (1,434,215)
                             --------- --------  ----------
 Total Trading Results       1,861,111 (379,018)  1,076,127
Interest income (DWR)          350,481  326,112     378,635
                             --------- --------  ----------
 Total Revenues              2,211,592  (52,906)  1,454,762
                             --------- --------  ----------
EXPENSES
Brokerage commissions (DWR)    438,723  493,558     564,599
Management fees (DWFCM)        229,342  264,552     305,385
Transaction fees and costs      24,814   37,858      43,914
                             --------- --------  ----------
 Total Expenses                692,879  795,968     913,898
                             --------- --------  ----------
Net Income (Loss)            1,518,713 (848,874)    540,864
                             ========= ========  ==========
Net Income (Loss) Allocation:
Limited Partners             1,494,910 (838,297)    515,914
General Partner                 23,803  (10,577)     24,950
Net Income (Loss) per Unit:
Limited Partners                238.03  (105.77)      64.23
General Partner                 238.03  (105.77)      64.23

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998


                                  Units of
                                 Partnership   Limited    General
                                  Interest     Partners   Partner     Total
                                 -----------  ----------  --------  ----------
                                                  $          $          $
Partners' Capital,
December 31, 1997                 9,460.865   10,451,503   349,340  10,800,843
Net income                           --          515,914    24,950     540,864
Redemptions                      (1,191.126)  (1,115,883) (253,704) (1,369,587)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 1998                 8,269.739    9,851,534   120,586   9,972,120
Net loss                             --         (838,297)  (10,577)   (848,874)
Redemptions                      (1,086.930)  (1,221,497)    --     (1,221,497)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 1999                 7,182.809    7,791,740   110,009   7,901,749
Net income                           --        1,494,910    23,803   1,518,713
Redemptions                        (952.673)  (1,083,794)    --     (1,083,794)
                                 ----------   ----------  --------  ----------
Partners' Capital,
December 31, 2000                 6,230.136    8,202,856   133,812   8,336,668
                                 ==========   ==========  ========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Multi-Market Portfolio L.P.
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                              $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                          1,518,713    (848,874)    540,864
Noncash item included in net income
  (loss):
 Net change in unrealized                   (743,783)    (94,417)  1,434,215
(Increase) decrease in operating assets:
 Interest receivable (DWR)                    (2,335)      1,308       4,321
 Due from DWR                                    --          214       8,044
Increase (decrease) in operating
  liabilities:
 Accrued management fees (DWFCM)               1,104      (5,059)     (2,452)
                                          ----------  ----------  ----------
Net cash provided by (used
  for) operating activities                  773,699    (946,828)  1,984,992
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                      5,500      51,627    (149,581)
Redemptions of Units                      (1,083,794) (1,221,497) (1,369,587)
                                          ----------  ----------  ----------
Net cash used for financing activities    (1,078,294) (1,169,870) (1,519,168)
                                          ----------  ----------  ----------
Net increase (decrease) in cash             (304,595) (2,116,698)    465,824
Balance at beginning of period             7,643,949   9,760,647   9,294,823
                                          ----------  ----------  ----------
Balance at end of period                   7,339,354   7,643,949   9,760,647
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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL"), provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. The trading advisor is Dean Witter Futures & Currency Man-agement Inc. ("DWFCM" or the "Trading Advisor"). Demeter, DWR, MS&Co., MSIL and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized prof-it (loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage com-missions are accrued on a half-turn basis at 80% of DWR's published non-member rates. Transaction fees and costs are accrued on a half-turn basis. Total bro-kerage commissions, and transaction fees and costs are capped at 13/20 of 1% (a 7.8% maximum annual rate) per month of the Partnership's month-end Net As-sets.

Operating Expenses--The Partnership incurs a monthly management fee and may incur incentive fees. Demeter and/or DWR bear all other operating expenses.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five busi-ness days advance notice by redemption form to Demeter.

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

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co., and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Manage-ment Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--As of the last day of each month, the Partnership pays a monthly management fee equal to 1/4 of 1% (a 3% annual rate) of the Partner-ship's adjusted Net Assets, as defined, that are allocated to futures interest trading accounts which DWFCM trades on behalf of the Partnership.

Incentive Fee--The Partnership will pay a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calen-dar quarter. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage commis-sions, management fees and, transaction fees and costs have been deducted. No incentive fee will be paid until the existing trading loss carryforward (ad-justed for redemptions) has been recovered.

3. Financial Instruments

The Partnership trades futures contracts, forward contracts and other commodi-ty interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to per-form under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including inter-est rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

values, respectively, of derivative financial instruments for an entity that carries its assets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denominations, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a sig-nificant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)  One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)  Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled $1,101,850 and $358,067 at December 31, 2000 and 1999, respectively.

Of the $1,101,850 net unrealized gain on open contracts at December 31, 2000, $779,384 related to exchange-traded futures contracts and $322,466 related to off-exchange-traded forward currency contracts.

Of the $358,067 net unrealized gain on open contracts at December 31, 1999, $327,051 related to exchange-traded futures contracts and $31,016 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through June 2002 and September 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Continued)

The Partnership also has credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $8,118,738 and $7,971,000 at December 31, 2000 and 1999,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-trad-ed forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Part-nership has a netting agreement with MS&Co. This agreement, which seeks to re-duce both the Partnership's and MS&Co.'s exposure on off-exchange-traded for-ward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

4. Legal Matters

Similar class actions were filed in 1996 in California and New York State courts. Each of the actions were dismissed in 1999. However, the New York State class action discussed below is still pending because plaintiffs ap-pealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDW, certain limited partnership com-modity pools of which Demeter is the general partner and certain trading ad-visors to those pools. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various lim-ited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November

Dean Witter Multi-Market Portfolio L.P.
Notes to Financial Statements--(Concluded)

1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated Decem-ber 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529