Form 10-Q
period 2001-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2001-05-15
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 6.	Exhibits and Reports on Form 8-K.......................30






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                          March 31,	     December 31,
                                                                                           2001   	    2000
                                                                     $                                        $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,806,648	  7,339,354

	Net unrealized gain on open contracts (MS&Co.)	                             920,263                         1,264,913
	Net unrealized loss on open contracts (MSIL)	        (3,501)	(163,063)

	Total net unrealized gain on open contracts	    916,762	    1,101,850

	     Total Trading Equity	8,723,410	 8,441,204

Interest receivable (Morgan Stanley DW)	      25,684	       31,054

	     Total Assets	  8,749,094	    8,472,258


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	45,239	    114,409
	Accrued management fees (DWFCM)	      21,873	        21,181

	     Total Liabilities	      67,112	     135,590


Partners' Capital

	Limited Partners (6,041.136 and
        6,130.136 Units, respectively)	8,540,608	  8,202,856
	General Partner (100 Units)	     141,374	    133,812

	Total Partners' Capital	  8,681,982	  8,336,668

	Total Liabilities and Partners' Capital	  8,749,094	 8,472,258


NET ASSET VALUE PER UNIT	    1,413.74 	       1,338.12


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized     	728,986	                       47,144
		Net change in unrealized	             (185,088)	                     373,843

			Total Trading Results	543,898	420,987

	Interest Income (Morgan Stanley DW)	    79,038		   84,828

			Total                                                                                     622,936	   505,815


EXPENSES

		Brokerage commissions (Morgan Stanley DW)  	92,597		127,667
		Management fees (DWFCM)	61,990		59,368
		Transaction fees and costs	      4,519		      9,474

			Total 	  159,106		     196,509

NET INCOME	  463,830		     309,306

NET INCOME ALLOCATION

		Limited Partners	456,268		304,883
		General Partner	7,562		4,423

NET INCOME  PER UNIT

		Limited Partners	75.62		44.23
		General Partner	75.62		44.23







	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)



	 Units of
	  Partnership	Limited	General
	   Interest   	Partners	Partner	  Total


Partners' Capital,
   December 31, 1999                                       7,182.809  	$7,791,740  	$110,009	$7,901,749

Net Income	-       	304,883  	4,423	309,306

Redemptions                                                      (287.099)  	    (320,171)	         -     	   (320,171)

Partners' Capital,
   March 31, 2000                                              6,895.710  	$7,776,452  	$114,432	$7,890,884





Partners' Capital,
  December 31, 2000	6,230.136	$8,202,856	$133,812	$8,336,668

Net Income	-	    456,268	     7,562	    463,830

Redemptions	    (89.000)           	 (118,516)                    -     	    (118,516)

Partners' Capital,
  March 31, 2001	  6,141.136	$8,540,608	$141,374	$8,681,982














The accompanying notes are an integral part of these financial statements.


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	463,830	                     309,306
Noncash item included in net income:
		Net change in unrealized	185,088         	           (373,843)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	 5,370	                       (1,681)

Increase in operating liabilities:
		Accrued management fees (DWFCM)                                         692    	               22

Net cash provided by (used for) operating activities	  654,980		  (66,196)

CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable                                  (69,170)	                      19,575
	Redemptions of Units                                                                     (118,516)                  (320,171)

Net cash used for financing activities                                                  (187,686)                  (300,596)

Net increase (decrease) in cash                                                           467,294	                   (366,792)

Balance at beginning of period                                                           7,339,354                 7,643,949

Balance at end of period                                                                     7,806,648                 7,277,157








	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	NOTES TO FINANCIAL STATEMENTS
	(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Multi-Market Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Multi-Market Portfolio L.P. is a Delaware limited partnership organized to engage in the speculative trading of futures and forward contracts, and other commodity interests.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to May 2000, Carr Futures Inc. provided clearing and execution services. The trading

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

advisor is Dean Witter Futures & Currency Management Inc.
("DWFCM" or the "Trading Advisor"). Demeter, Morgan Stanley DW,
MS & Co., MSIL and DWFCM are wholly-owned subsidiaries of Morgan
Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees (if any) incurred by the Partnership are paid to DWFCM.

3.  Financial Instruments
The Partnership trades futures and forward contracts, and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Acconting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interest trading accounts" on the statements of financial condition and totaled $916,762 and $1,101,850 at March 31, 2001 and December 31, 2000, respectively.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Of the $916,762 net unrealized gain on open contracts at March 31, 2001, $575,843 related to exchange-traded futures contracts and $340,919 related to off-exchange-traded forward currency contracts.

Of the $1,101,850 net unrealized gain on open contracts at December 31, 2000, $779,384 related to exchange-traded futures contracts and $322,466 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through September 2002 and June 2002, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $8,382,491 and $8,118,738 at March 31, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $622,936 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.2% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. Additional gains were recorded from long positions in U.S. and European interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. In soft commodities, gains of approximately 2.8% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 1.6% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. These gains were partially offset by losses of approximately 6.2% recorded primarily during January in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Losses were also recorded during March from short crude oil futures positions as supply concerns pushed the price of crude oil higher. Additional losses were recorded during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the metals markets, losses of approximately 1.1% were incurred primarily during February from long positions in aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and concerns over demand.
Total expenses for the three months ended March 31, 2001 were $159,106, resulting in net income of $463,830. The value of a Unit increased from $1,338.12 at December 31, 2000 to $1,413.74 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading revenues, including interest income of $505,815 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.5% were recorded in the energy markets primarily during February from long positions in crude oil futures as prices rose to nine-year highs. This price increase was due to a combination of cold weather, declining inventories and increasing demand, as well as concerns about future output levels from the world's leading producer countries. Despite a dramatic move lower in the price of crude oil during March, the Partnership profited from long positions liquidated early in the month. In the currency markets, gains of approximately 2.5% were recorded primarily during January from short positions in the Swedish krona, the euro and the Swiss franc as the value of these European currencies weakened relative to the U.S. dollar, hurt by skepticism about Europe's economic outlook and lack of support from European officials. During March, gains were recorded from short euro positions as expectations for continued interest rate hikes from the European

Central Bank diminished. These gains were partially offset by losses of approximately 1.3% recorded in the metals markets primarily from long positions in base metal futures as the previous upward price trend reversed sharply lower during February in response to interest rate hikes across the globe. Additional losses were recorded from short gold futures positions as prices spiked sharply higher early in February following an announcement by a major producer that it was suspending gold hedging activities. Newly established long gold futures positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by the Dutch central bank. In the global stock index futures markets, losses of approximately 1.2% were recorded throughout a majority of the quarter from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and as economic data raised fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In the global interest rate futures markets, losses of approximately 1.2% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness, a higher Nikkei average and the perception in Japan that, despite a zero interest rate policy, 10-year interest rates are too low. In soft commodities, losses of approximately 0.8% were recorded primarily during March from long cocoa futures positions as cocoa prices dropped against the backdrop of world overproduction. Total expenses for the three months ended March 31, 2000 were $196,509, resulting in net income of $309,306. The net asset value of a Unit increased from $1,100.09 at December 31, 1999 to $1,144.32 at March 31, 2000.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the
Partnership's  open  positions  is  directly   reflected  in   the
Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options interests are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000.  At
March 31, 2001 and 2000, the Partnership's total capitalization was approximately $9 million and $8 million, respectively.
	Primary Market		  March 31, 2001	    March 31, 2000
	Risk Category		   Value at Risk	    Value at Risk

	Currency	  (2.49)%		(1.62)%

	Interest Rate	  (1.97) 		(1.51)

	Commodity	  (1.65)		(1.97)

	Equity	  (0.22)		(1.16)

	Aggregate Value at Risk	  (3.67)%		(3.23)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forward and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category		High		Low		Average

Currency					    (2.74)%   (1.42)%	(2.08)%

Interest Rate				    (2.82)%   (0.57)%	(1.73)%

Commodity	(2.41)	(1.07)	(1.71)

Equity	(0.25)	   -	(0.14)

Aggregate Value at Risk	(3.67)%	(2.59)%	(3.22)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;

?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 86 % of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. At March 31, 2001, the Partnership's second largest exposure was in the foreign exchange complex. The currency exposure is to exchange rate fluctuations, primarily those which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were in the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate.	 The second largest market exposure at March 31,
2001, was in the interest rate complex. Exposure was spread across European, United States, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in short-to intermediate-term, as opposed to long-term rates, as most of the speculative interest rate futures positions held by the Partnership are in short-term and medium-term instruments.

Commodity
Metals. Exposure in the metals sector at March 31, 2001, was in the LME aluminum, copper, and nickel markets. While nickel is represented in the portfolio, exposure in the aluminum and copper markets was significantly higher. Prices in these markets are influenced by general economic conditions and warehouse stocks.

Energy. The energy complex represented the third largest exposure in the portfolio at March 31, 2001. More specifically, exposure was in the NY crude oil and Brent crude oil futures markets. Price movement in these markets results from political developments, both in the Middle East and in OPEC and non-OPEC oil producing countries. Weather patterns and other economic fundamentals are also important. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals.  At March 31, 2001 the
Partnership had exposure in the corn, soybean, cotton and coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Equity. There was a relatively small exposure to stock indices at March 31, 2001. The Partnership trades these markets in the United States and Japan and had only a small position in the S&P 500 futures market at the end of the first quarter. Stock indices are affected by the same factors that influence the underlying equity issues such as the monetary and fiscal policies of government, profit outlook and the general economic conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership had negligible foreign currency balances. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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




                            Dean Witter Multi-Market Portfolio
                              L.P. (Registrant)

                            By: Demeter Management Corporation
	   (General Partner)

May 15, 2001                By:/s/Raymond E. Koch              _
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.