Form 10-Q
period 2001-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2001-11-14
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period _________________to_________________

Commission File Number 0-17178


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3469595
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    		      07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl. New York, NY 10048

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

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2001


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000.......2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)................... 4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)................................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)................... 6

		Notes to Financial Statements (Unaudited).............. 7-11

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations.................12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................22-34


PART II. OTHER INFORMATION

Item 1. Legal Proceedings......................................35

Item 6. Exhibits and Reports on Form 8-K....................35-36










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                       September 30,                    December 31,
                                                          2001                                   2000
                                                                $                                          $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,575,713	  7,339,354

	Net unrealized gain on open contracts (MS & Co.)	                       587,746	1,264,913
	Net unrealized gain (loss) on open contracts (MSIL)                	    113,709                          (163,063)

	Total net unrealized gain on open contracts	     701,455	                          1,101,850

	     Total Trading Equity	8,277,168	 8,441,204

Interest receivable (Morgan Stanley DW)	        15,021	         31,054

         Total Assets                                                                                8,292,189 	      8,472,258


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	30,715 	    114,409
	Accrued management fees (DWFCM)	        20,730 	      21,181

	     Total Liabilities	         51,445	     135,590


Partners' Capital

	Limited Partners (5,802.516 and
          6,130.136 Units, respectively)	8,101,130	  8,202,856
	General Partner (100 Units)	      139,614	      133,812

	     Total Partners' Capital	   8,240,744 	    8,336,668

Total Liabilities and Partners' Capital	   8,292,189 	    8,472,258


NET ASSET VALUE PER UNIT	                                                           1,396.14                            1,338.12

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized     	398,883		                (1,512,033)
	 	Net change in unrealized 	                                                      (128,954)	               986,635

			Total Trading Results	269,929		                  (525,398)

	 Interest income (Morgan Stanley DW)	      52,735	                       87,854

			Total 	    322,664		                (437,544)


EXPENSES

      	  Brokerage commissions (Morgan Stanley)	112,833	                       91,114
Management fees (DWFCM)	62,252		53,479
Transaction fees and costs	         5,137		        3,732

	Total	     180,222		    148,325


NET INCOME (LOSS)	       142,442		                  (585,869)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	140,073		                 (577,060)
	   	General Partner	2,369		                     (8,809)


NET INCOME (LOSS) PER UNIT

		Limited Partners	23.69	                      (88.09)
	        General Partner	23.69	                      (88.09)



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized	1,088,928		                   (377,447)
	 	Net change in unrealized	                                                       (400,395)            	        481,738

			Total Trading Results	688,533		104,291

	  Interest income (Morgan Stanley DW)	   191,775		    263,658

			Total 	     880,308		    367,949


EXPENSES

	  Brokerage commissions (Morgan Stanley DW)	325,320		322,051
 	  Management fees (DWFCM)	186,810		172,628
	  Transaction fees and costs	      16,053		      19,616

			Total 	     528,183		    514,295


NET INCOME (LOSS)	     352,125		                  (146,346)


NET INCOME (LOSS) ALLOCATION

		Limited Partners 	346,323		                 (143,836)
   	        General Partner 	5,802		                  (2,510)


NET INCOME (LOSS) PER UNIT

		Limited Partners	58.02		                     (25.10)
	    	General Partner	58.02		                     (25.10)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$



Partners' Capital,
  December 31, 1999	7,182.809	7,791,740	110,009	 7,901,749

Net Loss                             -                    	(143,836)              (2,510)	    (146,346)

Redemptions	   (763.123)	             (854,321)                     -     	     (854,321)

Partners' Capital,
  September 30, 2000	6,419.686	 6,793,583	            107,499           6,901,082




Partners' Capital,
  December 31, 2000	6,230.136	8,202,856	 133,812	8,336,668

Net Income                               -                      346,323                 5,802	   352,125

Redemptions	   (327.620)	           (448,049)                     -     	   (448,049)

Partners' Capital,
  September 30, 2001		  	   	5,902.516         8,101,130             139,614            8,240,744







The accompanying notes are an integral part of these financial statements.


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	352,125		                   (146,346)
Noncash item included in net income (loss):
	Net change in unrealized	400,395		                   (481,738)

 Decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	16,033	              	       718

Decrease in operating liabilities:
	Accrued management fees (DWFCM)	                                                 (451)		                       (2,452)

Net cash provided by (used for) operating activities	   768,102		                   (629,818)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	                                       (83,694)	22,438
Redemptions of Units                                   (448,049)	                  (854,321)

Net cash used for financing activities	                                                 (531,743)		                  (831,883)

Net increase (decrease) in cash	236,359		                (1,461,701)

Balance at beginning of period	  7,339,354		                 7,643,949

Balance at end of period	  7,575,713		                 6,182,248







	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	NOTES TO FINANCIAL STATEMENTS
	September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Multi-Market Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical comodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1) One or more underlying notional amounts or payment provisions;
2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3) Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interest trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
                     Net Unrealized Gains (Losses)
                           on Open Contracts            Longest Maturities


        	       Exchange-  Off-Exchange-           Exchange-   Off-Exchange-
                    Traded      Traded       Total      Traded      Traded
Date               Contracts   Contracts   Contracts   Contracts   Contracts
                       $           $		     $

Sept. 30, 2001	 731,304	 (29,849)	  701,455	March 2003	 Dec. 2001
Dec. 31, 2000	 779,384	 322,466	1,101,850	June 2002	 March 2001

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $8,307,017 and $8,118,738 at September 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $322,664 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.1% were recorded in the metals markets primarily during July and September from short positions in aluminum, copper and nickel futures as prices moved lower amid technical weakness and ongoing demand doldrums.

In the global interest rate futures markets, profits of approximately 1.8% were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In the global stock index futures markets, gains of approximately 1.7% were recorded throughout a majority of the quarter from short positions in S&P 500 Index futures as the trend in equity prices continued lower amid worries regarding global economic uncertainty. In soft commodities, gains of approximately 1.3% were recorded primarily during July from short coffee futures positions as prices trended lower on favorable weather conditions. These gains were partially offset by losses of approximately 3.9% recorded in the currency markets primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. Additional losses were recorded during September from long positions in the euro as its value reversed lower relative to the British pound. In the agricultural markets, losses of approximately 1.8% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. midwest. In the energy markets, losses of approximately 1.2% were recorded primarily during early July from short crude oil futures positions as prices moved higher as concerns over supply levels re-emerged. Additional losses were incurred during September from long positions in crude oil futures as oil prices reversed lower due to near term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $180,222, resulting in net income of $142,442. The net asset value of a Unit increased from $1,372.45 at June 30, 2001 to $1,396.14 at September 30,
2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $880,308 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.0% were recorded in the global interest rate futures markets throughout a majority of the first quarter from long positions in U.S. interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, profits of approximately 5.0% were recorded throughout a majority of the first and second quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the metals markets, gains of approximately 0.7% were recorded primarily during July and September from short positions in copper futures as prices move lower amid technical weakness and ongoing demand doldrums. These gains were partially offset by losses of approximately 4.5% recorded in the energy markets throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 2.4% were experienced primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. In the agricultural markets, losses of approximately 1.3% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. Midwest. Total expenses for the nine months ended September 30, 2001 were $528,183, resulting in net income of $352,125. The net asset value of a Unit increased from $1,338.12 at December 31, 2000 to $1,396.14 at September 30,
2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $437,544 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.8% were recorded in the energy markets primarily during July from long futures positions in crude oil as prices reversed lower amid growing conviction that Saudi Arabia would follow through with a pledge to boost production. Additional losses were experienced during July and August from long positions in natural gas futures as prices retreated on higher-than-expected inventory numbers, mild weather and technical selling attributed to the decline in crude oil prices. In soft commodities, losses of approximately 3.2% were incurred primarily during July from previously established short positions and subsequent long positions in coffee futures as prices traded in an extremely volatile pattern on weather related concerns for Brazil. Additional losses were recorded primarily during July from short positions in cotton futures as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. In the global interest rates futures markets, losses of approximately 2.9% were experienced primarily during September from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. Additional losses were recorded from long positions in Australian interest rate futures as prices declined mirroring a drop in U.S.

Treasury prices. In the global stock index futures markets, losses of approximately 2.0% were recorded during late July from long positions in S&P 500 Index futures as prices declined on fears of additional interest rate hikes in the U.S. and Europe and during September due to jitters in the technology industry as well as from an overall concern regarding the oil markets. In the metals markets, losses of approximately 0.1% were recorded throughout a majority of the quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. These losses were mitigated by gains recorded primarily during mid September from long copper futures positions as prices rose higher due to a rise in COMEX copper stocks. A portion of the Partnership's overall losses was offset by gains of approximately 3.8% recorded in the currency markets primarily during September from short positions in the euro relative to the British pound as prices were pushed lower on a lack of European support for the euro. Additional gains were recorded during July and September from a short Japanese yen position as its value weakened versus the U.S. dollar on a weaker Japanese stock market, corporate failures and overall strengthening of the U.S dollar. Total expenses for the three months ended September 30, 2000 were $148,325, resulting in a net loss of $585,869. The net asset value of a Unit decreased from $1,163.08 at June 30, 2000 to $1,074.99 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $367,949 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.5% were recorded in the global interest rate futures markets primarily throughout a majority of the second quarter, as well as during July, from short positions in German bund futures as prices were pushed higher by a rise in U.S. prices. Additional losses were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness and the perception in Japan that, despite a zero interest rate policy, 10-year interest rates were too low. During September, losses were also recorded from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices in the U.S. and Japan. In the global stock index futures markets, losses of approximately 4.9% were incurred throughout a majority of the first quarter and during April, late July and September from long positions in S&P 500 Index futures as domestic stock prices declined due to volatility in the technology sector and fears that the Federal Reserve will be forced to take aggressive action to slow the economy. In soft commodities, losses of approximately 3.6% were incurred primarily during July from short positions in cotton futures as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. In the metals markets, losses of approximately 2.1% were recorded throughout a majority of the third quarter from long aluminum futures positions as prices declined amid currency and oil price fluctuations and on fears that the global economy could be set for a growth slowdown. A portion of the Partnership's overall losses was offset by gains of approximately 11.7% recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend on fears that inventory levels remain low and that U.S. demand will outstrip production. Additional gains were recorded during February from long positions in crude oil futures as prices increased due to a combination of cold weather, declining inventories and increasing demand. Oil prices also increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of only a modest production increase. In the currency markets, gains of approximately 4.9% were recorded primarily during March, April and September from short positions in the euro as its value weakened versus the U.S. dollar and British pound on a lack of European support. Offsetting currency losses were experienced during March as the value of the Japanese yen reversed higher versus the U.S. dollar, despite dollar buying intervention by the Bank of Japan on two occasions during that month. During April and early May, additional losses were recorded from long positions in the Japanese yen as its value weakened relative to the U.S. dollar amid fears of an additional Bank of Japan intervention and as

Japanese consumer confidence remained sluggish. In the agricultural markets, gains of approximately 1.4% were recorded primarily during June and July from short corn futures positions as corn prices were pressured lower by a damp weather forecast in the U.S. Midwest. Total expenses for the nine months ended September 30, 2000 were $514,295, resulting in a net loss of $146,346. The net asset value of a Unit decreased from $1,100.09 at December 31, 1999 to $1,074.99 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $8 million and $7 million, respectively.

	Primary Market	   September 30, 2001	  September 30, 2000
	Risk Category        Value at Risk  	     Value at Risk

	Interest Rate	 (1.78)%	  (0.57)%

	Currency	 (1.17)	  (2.74)

	Commodity	 (1.01) 	  (2.41)

	Equity	 (0.25)	    -

	Aggregate Value at Risk	 (2.11)%	  (3.30) %

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category		High		 Low		 Average

Interest Rate				    (2.82)%	(1.10)%  	 (1.92)%

Currency					    (2.89) 	(1.17)     (2.05)

Commodity	(2.23)	 (1.01)	 (1.49)

Equity	(0.25)	 (0.10)	 (0.20)

Aggregate Value at Risk	(3.80)%	 (2.11)%	 (3.22)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 87% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals such as gold, and base metals such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Equity.  	The Partnership's primary equity exposure at September
30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:
Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in Australian dollars, Japanese yen and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of June 24, 1988, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership's Registration
Statement on Form S-1, (File No. 33-21532).

10.01	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File NO. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

10.02	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

10.03 Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-17178) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form
8-K (File No. 0-17178) filed with the Securities and
Exchange Commission on November 13, 2001.

19.01	 Supplemental Information Regarding DWFCM, dated August 27,
1993, is incorporated by reference to Exhibit 19 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(B)	 Reports on Form 8-K. - None.

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




                            Dean Witter Multi-Market Portfolio
                              L.P. (Registrant)

                            By: Demeter Management Corporation
	   (General Partner)

November 14, 2001           By:/s/Raymond E. Koch
                                  Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.