Form 10-Q
period 2002-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2002-11-12
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to________________


Commission File Number 0-17178

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3469595
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ			  07311
(Address of principal executive offices)	          (Zip Code)

Registrant's telephone number, including area code (201)209-8400



825 Third Avenue, 8th Fl., New York, NY 10022

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


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
		2002 (Unaudited) and December 31, 2001..................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited).................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited).................4

		Statements of Changes in Partners' Capital for the Nine
		Months Ended September 30, 2002 and 2001 (Unaudited)....5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ................6

		Notes to Financial Statements (Unaudited)............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations....12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk......................................21-34

Item 4.	Controls and Procedures..........................34-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings...................................36

Item 5.	Other Information................................36-38

Item 6.	Exhibits and Reports on Form 8-K.................38-39



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION


	 September 30,	     December 31,
                            2002       	        2001
	$	       $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	9,774,778	7,862,017

	Net unrealized gain on open contracts (MS & Co.)	320,328	    266,863
	Net unrealized gain (loss) on open contracts (MSIL)	      56,029	    (156,201)

	Total net unrealized gain on open contracts	    376,357	      110,662

	Total Trading Equity	 10,151,135	7,972,679

Interest receivable (Morgan Stanley DW)	 10,990	9,564
Due from Morgan Stanley DW	             696	              -

	Total Assets	 10,162,821	   7,982,243

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	 29,427	86,822
	Accrued management fees (MSFCM)	        25,077	       19,956

	Total Liabilities	        54,504	     106,778

Partners' Capital

	Limited Partners (5,396.070  and
	5,705.320 Units, respectively)	 9,924,398	 7,739,806
	General Partner (100.000 Units)	      183,919	      135,659

	Total Partners' Capital	  10,108,317	   7,875,465

	Total Liabilities and Partners' Capital	 10,162,821	   7,982,243


NET ASSET VALUE PER UNIT                                                           1,839.19	     1,356.59

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	  2002   	   2001
	 $	   $
REVENUES
	Trading profit (loss):
		Realized	 2,347,185	398,883
		Net change in unrealized	(1,149,371)	 (128,954)
				1,197,814	269,929
	Proceeds from litigation settlement	     132,213	        -

			Total Trading Results 	 1,330,027	269,929

	Interest income (Morgan Stanley DW)	        31,682	    52,735

			Total  	   1,361,709	  322,664


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	120,394 	112,833
	Management fees (MSFCM)	 73,181	62,252
	Transaction fees and costs	        5,173	      5,137

			Total 	    198,748	  180,222


NET INCOME	  1,162,961	  142,442


NET INCOME ALLOCATION

	Limited Partners	 1,141,919	140,073
	General Partner	 21,042	2,369


NET INCOME PER UNIT

	Limited Partners	210.42	23.69
	General Partner	210.42	23.69



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	          2002       	       2001
	 $	 $
REVENUES
	Trading profit (loss):
		Realized	 2,737,529	1,088,928
		Net change in unrealized	     265,695	     (400,395)
				3,003,224	688,533
	Proceeds from litigation settlement	     132,213	            -

			Total Trading Results 	  3,135,437	688,533

	Interest income (Morgan Stanley DW) 	       86,687	     191,775

			Total  	  3,222,124	     880,308


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	320,717	325,320
	Management fees (MSFCM)	195,408	186,810
	Transaction fees and costs	      15,104	      16,053

			Total 	    531,229	    528,183


NET INCOME	 2,690,895	    352,125


NET INCOME ALLOCATION

	Limited Partners	2,642,635	346,323
	General Partner	48,260	5,802


NET INCOME PER UNIT

	Limited Partners	482.60	58.02
	General Partner	482.60	58.02


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September  30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000                                         6,230.136	8,202,856	133,812	8,336,668

Net Income	-	346,323	5,802	352,125

Redemptions                                                        (327.620)	  (448,049)	       -      	    (448,049)

Partners' Capital,
   September 30, 2001	 5,902.516	8,101,130	    139,614	  8,240,744




Partners' Capital,
	December 31, 2001	5,805.320	7,739,806	135,659	7,875,465

Net Income	 -	2,642,635	48,260 	2,690,895

Redemptions	     (309.250)	    (458,043) 	                 	    (458,043)

Partners' Capital,
	September 30, 2002                                       5,496.070	  9,924,398  	    183,919	10,108,317














	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	        2002       	        2001
	    $	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	 2,690,895	352,125
Noncash item included in net income:
	Net change in unrealized	 (265,695)	400,395

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	 (1,426)	16,033
	Due from Morgan Stanley DW	 (696)	 -

Increase (decrease) in operating liabilities:
	Accrued management fees (MSFCM)	          5,121	         (451)

Net cash provided by operating activities	   2,428,199	   768,102


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(57,395) 	(83,694)
Redemptions of Units	     (458,043)	   (448,049)

Net cash used for financing activities	     (515,438)	   (531,743)

Net increase in cash	1,912,761 	236,359

Balance at beginning of period	    7,862,017	 7,339,354

Balance at end of period	    9,774,778	 7,575,713







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW,

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan
Stanley.

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $132,213 as of August 31, 2002.
2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees, if any, incurred by the Partnership are paid to MSFCM.

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002	776,801	(400,444)	376,357	Jun. 2004	Dec. 2002
Dec. 31, 2001	160,698	(50,036)	110,662	Jun. 2003	Apr. 2002

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

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $10,551,579 and $8,022,715 at September 30, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,361,709 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.9% were recorded in the global interest rate futures markets from previously established long positions in German and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 1.5% were recorded in the energy futures markets, primarily during August and September, from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.3% in the currency markets from previously established long positions in the Swedish krona and Swiss franc relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement

Administrator. The Partnership received payment of this settlement award in the amount of $132,213 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $198,748, resulting in net income of $1,162,961. The net asset value of a Unit increased from $1,628.77 at June 30, 2002 to $1,839.19 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,222,124 and posted an increase in net asset value per Unit.
The most significant gains of approximately 23.1% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 9.6% were recorded, primarily during May and June, from previously established long positions in the Japanese yen, Swiss franc, and euro relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 2.8% were recorded in the energy markets from long positions in crude oil futures as prices trended higher during March, August, and September due to escalating tensions in the Middle East. A portion of the Partnership's overall gains was offset by losses of approximately 3.8% in the metals markets from positions in aluminum and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $531,229, resulting in net income of $2,690,895. The net asset value of a Unit increased from $1,356.59 at December 31, 2001 to $1,839.19 at September 30,
2002.

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

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $880,308 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.0% were recorded in the global interest rate futures markets throughout a majority of the first quarter from long positions in U.S. interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, profits of approximately 5.0% were recorded throughout a majority of the first and second quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the metals markets, gains of approximately 0.7% were recorded primarily during July and September from short positions in copper futures as prices moved lower amid technical weakness and ongoing demand doldrums. These gains were partially offset by losses of approximately 4.5% recorded in the energy markets throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand.
In the currency markets, losses of approximately 2.4% were experienced primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the

European Central Bank to support the euro remained. In the agricultural markets, losses of approximately 1.3% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. midwest. Total expenses for the nine months ended September 30, 2001 were $528,183, resulting in net income of $352,125. The net asset value of a Unit increased from $1,338.12 at December 31, 2000 to $1,396.14 at September 30, 2001.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities

Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $10 million and $8 million, respectively.

	Primary Market	September 30, 2002	  September 30, 2001
	Risk Category              Value at Risk	        Value at Risk

	Currency	(2.23)%	(1.56)%
	Interest Rate	(1.09)	(1.78)
	Equity	(0.19)	(0.25)
	Commodity	(2.39)	(1.07)
	Aggregate Value at Risk	(3.33)%	(2.42)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.
Primary Market Risk Category        High       Low     Average
Currency   	(2.75)%	(2.23)%	(2.46)%

Interest Rate 	(2.94)	(0.95)	(1.70)

Equity  	(0.19)	-	(0.10)

Commodity	(2.39)	(0.84)	(1.59)

Aggregate Value at Risk	(4.00)%	(2.93)%	(3.54)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At
September 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.   The second largest market exposure at September
30, 2002 was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.

Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.   The Partnership's equity exposure at September 30, 2002
was primarily to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's exposure was to the Nikkei (Japan) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese index. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.   The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn and cocoa markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances.   The Partnership's primary foreign
currency balance at September 30, 2002 was in British pounds.
The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk for the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 4.  Controls and Procedures
  (a)	    As of a date within 90 days of filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b) There have been no significant changes in Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.





















       PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of June 24, 1988, is incorporated by reference to
Exhibit 3.01 and Exhibit 3.02 of the Partnership's
Registration Statement on Form S-1 (File No. 33-21532).
10.01	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-17178) filed
with the Securities and Exchange Commission on November
13, 2001.
10.02	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-17178) filed with the Securities and
Exchange Commission on November 13, 2001.
10.03	Customer Agreement between the Partnership and MSIL,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-17178) filed with the Securities and Exchange
Commission on November 13, 2001.

10.04	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of April 30, 2000, is
incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.
10.05	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW Inc., dated
as of May 1, 2000, is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 8-K (File No.
0-17178) filed with the Securities and Exchange
Commission on November 13, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.


(B)	Reports on Form 8-K - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Dean Witter Multi-Market Portfolio L.P.
                        (Registrant)

                        By:	Demeter Management Corporation
                           	(General Partner)

November 14, 2002       By:	/s/Jeffrey D. Hahn
                             	Jeffrey D. Hahn
                             	Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS


I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

  1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

   6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:  November 14, 2002	/s/	Jeffrey A. Rothman
		Jeffrey A. Rothman
	President, Demeter Management
	Corporation, general partner
	of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002        /s/Jeffrey D. Hahn
                                    Jeffrey D. Hahn
                                    Chief Financial Officer,
                                    Demeter Management Corporation,
                                    general partner of the
                                    Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Multi-Market Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.







By:	  /s/	Jeffrey A. Rothman
Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Multi-Market Portfolio L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Jeffrey D. Hahn
Name:	Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002