Form 10-Q
period 2004-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2004-05-12
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Yes    X       	No___________


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           	No    X
       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31,
		2004 (Unaudited) and December 31, 2003..................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited).....................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003
		(Unaudited) ............................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited) ....................5

		Notes to Financial Statements (Unaudited)............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations....11-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk......................................19-31

Item 4.	Controls and Procedures.............................31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings...................................32

Item 6.	Exhibits and Reports on Form 8-K.................32-33



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION


	March 31,	    December 31,
            2004       	       2003
	$	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,528,553	7,538,387

	Net unrealized gain on open contracts (MS & Co.)	345,739	   279,434
	Net unrealized gain on open contracts (MSIL)	      88,831	     154,504

	     Total net unrealized gain on open contracts	     434,570	     433,938

	Total Trading Equity	7,963,123	7,972,325

Interest receivable (Morgan Stanley DW)	         5,274	          4,493

	Total Assets	  7,968,397	   7,976,818

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	90,352	        250,836
Accrued management fees (MSFCM)	       19,921	        19,942

	Total Liabilities	     110,273	      270,778

Partners' Capital

Limited Partners (4,683.491 and
    4,792.491 Units, respectively)	7,693,848	 7,548,532
General Partner (100.000 Units)	      164,276	      157,508

	Total Partners' Capital	   7,858,124	   7,706,040

	Total Liabilities and Partners' Capital	   7,968,397	   7,976,818


NET ASSET VALUE PER UNIT                                                 	     1,642.76	     1,575.08

	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	       2004     	       2003
	$	$
REVENUES
	Trading profit (loss):
		Realized	464,492	2,323,632
		Net change in unrealized	               632	      (826,796)

			Total Trading Results 	465,124	1,496,836

	Interest income (Morgan Stanley DW)	          14,436	      24,820

			Total  	        479,560	 1,521,656


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	83,897	137,728
	Management fees (MSFCM)	60,273	84,654
	Transaction fees and costs	          3,761	     5,343
	Incentive fees (MSFCM)	           -      	      190,367

		Total 	      147,931	  418,092


NET INCOME	      331,629	 1,103,564


NET INCOME ALLOCATION

	Limited Partners	324,861	1,083,299
	General Partner	6,768	20,265


NET INCOME PER UNIT

	Limited Partners	67.68	202.65
	General Partner	67.68	202.65


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




	     Units of
	Partnership	Limited	General
	    Interest    	   Partners   	   Partner   	      Total
		$	$	$

Partners' Capital,
   December 31, 2002                                         5,394.670	9,395,492	177,452	9,572,944

Net Income	-	1,083,299	20,265	1,103,564

Redemptions	       (86.300)	   (180,966)	          -      	    (180,966)

Partners' Capital,
   March 31, 2003	   5,308.370 	  10,297,825 	    197,717 	10,495,542




Partners' Capital,
	December 31, 2003	4,892.491	7,548,532	157,508	7,706,040

Net Income	-	324,861	6,768	331,629

Redemptions	    (109.000)	    (179,545)	        -      	    (179,545)

Partners' Capital,
	March 31, 2004	   4,783.491	   7,693,848	   164,276	   7,858,124











	The accompanying notes are an integral part of these financial statements.



       <table>
	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

                       2004                            2003
                      $                                   $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	331,629	1,103,564
Noncash item included in net income:
	Net change in unrealized	(632)	826,796

Increase in operating assets:
    Interest receivable (Morgan Stanley DW)	(781)	(1,370)

Increase (decrease) in operating liabilities:
	Accrued management fees (MSFCM)	   (21)	         2,677
	Accrued incentive fees (MSFCM)	          -    _	    187,107

Net cash provided by operating activities                              	      330,195	   2,118,774


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(160,484)	(41,679)
Redemptions of Units	    (179,545)	   (180,966)

Net cash used for financing activities	    (340,029)	   (222,645)

Net increase (decrease) in cash	(9,834)	1,896,129

Balance at beginning of period	   7,538,387	 8,616,352

Balance at end of period	   7,528,553	 10,512,481






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Multi-Market Portfolio L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

3.  Financial Instruments
The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:


                   Net Unrealized Gains (Losses)
                        on Open Contracts                Longest Maturities
	Exchange-	Off-Exchange-	             Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total    Traded       Traded
                    $             $             $
Mar. 31, 2004    603,629	      (169,059)      434,570    Dec. 2005   Jun. 2004
Dec. 31, 2003    416,360	        17,578       433,938    Mar. 2004   Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures
       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $8,132,182 and $7,954,747 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $479,560 and expenses totaling $147,931, resulting in net income of $331,629 for the quarter ended March 31, 2004. The
Partnership's net asset value per Unit increased from $1,575.08 at December 31, 2003 to $1,642.76 at March 31, 2004

The most significant trading gains of approximately 5.3% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Additional gains of approximately 2.9% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. Elsewhere in the agricultural markets, gains were experienced from short cotton futures positions, primarily during March, as prices trended lower due to rising supply and technically-based selling. In the metals markets, gains of approximately 1.8% were recorded throughout the quarter from long futures positions in copper and aluminum as industrial metals prices trended higher in response
       to greater demand from Asia driven by a declining U.S.
dollar. Smaller gains of approximately 0.8% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.8% in the currency sector from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. During February, losses were recorded from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed sharply lower after the elevation of Japan's national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data demonstrating Japan's improving Gross Domestic Product. Long positions in the Singapore dollar versus the U.S. dollar recorded losses as the value of the Singapore dollar weakened in tandem with the value of the yen. Further losses were incurred during March from newly established short positions in the Japanese yen against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Short positions in the Singapore dollar experienced losses during March as its value again moved in sympathy with the yen. Elsewhere in the currency markets, losses were recorded, primarily in March, from positions in the euro against the Japanese yen as the euro experienced significant short-term price volatility.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $1,521,656 and expenses totaling $418,092, resulting in net income of $1,103,564 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $1,774.52 at December 31, 2002 to $1,977.17 at March 31, 2003.

The most significant trading gains of approximately 8.7% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall declines in inventories. Gains of approximately 4.3% were recorded in the currency markets, primarily during January and February, from long positions in the euro versus the British pound as the pound's value declined due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains stemmed from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices. Gains of approximately 2.3% were recorded in
       the global interest rate markets from long positions in
Japanese and German interest rate futures as prices trended higher amid continued uncertainty in the global equity markets and ongoing demand from investors seeking the safe haven of fixed income investments. A portion of the Partnership's overall gains was offset by losses of approximately 0.8% in the agricultural markets from long positions in soybean futures as prices reversed in January amid news of increased supply. Elsewhere in the agricultural markets, losses were recorded from short positions in coffee futures as prices reversed higher in early January amid a decrease in Colombian exports.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.
The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $8 million and $10 million, respectively.

Primary Market  	      March 31, 2004	    March 31, 2003
Risk Category   	      Value at Risk		    Value at Risk

Currency                      	(2.11)%	    (1.53)%
Interest Rate                 	(2.06)	 (1.16)
Equity                        	(0.13)	          (0.00)
Commodity                     	(4.47)	 (1.66)
Aggregate Value at Risk       	(5.71)%	 (2.70)%
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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High       Low     Average
Currency	(2.79)%	(0.80)%	(1.90)%

Interest Rate	(2.06)	(0.08)	(1.25)

Equity	(0.47)	(0.00)	(0.20)

Commodity	(4.47)	(1.89)	(2.54)

Aggregate Value at Risk	(5.71)%	(2.88)%	(3.73)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 94% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes,
       as well as political and general economic conditions
influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to euro, Japanese yen and British pound currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.   The second largest market exposure at March 31,
2004 was to the global interest rate complex. Exposure was primarily to the U.S. interest rate sector. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other
       G-7 countries.  The G-7 countries consist of France, the
U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.
Equity. The third largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposure was to the Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the Japanese and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting into numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as
       well as weather patterns and other economic
fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.   The Partnership's metals exposure at March 31, 2004
was to fluctuations in the price of base metals, such as copper, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton and corn. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances.   The Partnership's primary foreign
currency balance at March 31, 2004 was in British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
  (a)	    As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the
       general partner, Demeter, have evaluated the
effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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


(B)  Reports on Form 8-K

On April 14, 2004, the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, the Partnership's changes made to the Board of Directors of Demeter.

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




                     Dean Witter Multi-Market Portfolio L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 17, 2004         By:/s/Jeffrey D. Hahn
                           Jeffrey D. Hahn
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















1150: