Form 10-K
period 2004-12-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2005-03-24
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-17178

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3469595
(State or other jurisdiction of				   (I.R.S. Employer
incorporation or organization)			 	 	  Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                          		   	       10017
(Address of principal executive offices)		 		(Zip Code)

Registrant?s telephone number, including area code     	   (212) 905-2700


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
    Title of each class 						   on which registered

		None								    None

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

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$5,978,757 at June 30, 2004.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> 	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2004
<caption>                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . 5

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . .. .   5

	Item  4.	Submission of Matters to a Vote of Security Holders. . . .5

Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters. . . . . . . . . . . .6

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . . 7

	Item  7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . . 8-22

	Item 7A.	Quantitative and Qualitative Disclosures About
				Market Risk . . . . . . . . . . . . . . . . . . . .. .22-36

	Item  8.	Financial Statements and Supplementary Data. . .. . .  . 36

	Item  9.		Changes in and Disagreements with Accountants on
				Accounting and Financial Disclosure. . . . . . . . . . . 37

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . 37-39

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . 39-40

Part III.

	Item 10.		Directors and Executive Officers of the Registrant .  41-47

	Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . .47

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management. . . . . . . . . . . . . . . . . . . . . .48

	Item 13.	Certain Relationships and Related Transactions. . . . . .48

	Item 14.	Principal Accounting Fees and Services . . . . . . .  49-50
Part IV.
	Item 15.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . .51-52


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	         Documents Incorporated	      Part of Form 10-K

	Partnership's Prospectus dated
	June 24, 1988	    I

	Annual Report to Dean Witter
	Multi-Market Portfolio L.P.
	Limited Partners for the year
	ended December 31, 2004               II, III, and IV


























      	PART I
Item 1.  BUSINESS
(a) General Development of Business.  Dean Witter Multi-Market
Portfolio L.P. (the ?Partnership?) is a Delaware limited partnership organized in 1988 to engage in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on August 31, 1988.

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

The Partnership's net asset value per unit of limited partnership interest (?Unit(s)?) as of December 31, 2004 was $1,522.34 representing a decrease of 3.3 percent from the net asset value per Unit of $1,575.08 at December 31, 2003. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures and forwards, pursuant to trading instructions provided by the Trading Manager. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated June 24, 1988 (the ?Prospectus?), and the Supplemental Information Regarding Dean Witter Futures & Currency Management Inc. dated August 27, 1993 incorporated by reference in this Form 10-K, set forth below:

	Facets of Business
	1.	Summary	1.	?Summary of the Prospectus?
			(Pages 2-11 of the
			 Prospectus).

	2.	Commodity Markets	2.	?The Commodities Markets?
				(Pages 158-168 of the
				 Prospectus).

	3.	Partnership's Commodity	3.	?Trading Policies? (Pages
		Trading Arrangements and		 153-154 of the Prospectus
		Policies		 and Supplemental Informa-
				 tion Regarding Dean Witter
				 Futures & Currency Manage-
				 ment Inc.).

	4.	Management of the Part-	4.	?The Management Agreement?
		nership		(Pages 156-158 of the
				 Prospectus and Supplemental
				 Information Regarding Dean
			 	 Witter Futures & Currency
				 Management Inc.).  ?The
				 General Partner? (Pages
 36-52 of the Prospectus),
?The Commodity Broker?
 (Pages 154-155 of the
 Prospectus) and ?The
 Limited Partnership
 Agreement? (Pages 169-
	 174 of the Prospectus).

	5.	Taxation of the Partner-	5. 	?Material Federal Income
  	ship?s Limited Partners		 Tax  Considerations? and
				?State and Local Income Tax
                            		 Aspects? (Pages 176-185
			 	 of the Prospectus).


(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e)	Available Information.  The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference
Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C.
       20549.  Please call the SEC at 1-800-SEC-0330 for
information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are
located within the offices of Morgan Stanley DW.   The Morgan
Stanley DW offices utilized by the Partnership are located at 330
Madison Avenue, 8th Floor, New York, NY 10017.

Demeter changed its address in August 2004 from 825 Third Avenue,
9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor,
New York, New York 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
        SECURITY HOLDER MATTERS


(a)	Market Information.  There is no established public trading
market for Units of the Partnership.

(b) 	Holders.  The number of holders of Units at December 31, 2004 was approximately 802.

(c)	Distributions.  No distributions have been made by the
Partnership since it commenced trading operations on August 31, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)







	       	   	   	       For the Years Ended December 31,
	                   2004        2003	     2002        2001         2000


Total Trading Results
including interest      	 236,756	  64,805	    3,083,039 	799,633	2,211,592


Net Income (Loss)            (286,569)	   (964,054)   2,330,933	121,445	1,518,713


Net Income (Loss)
Per Unit (Limited
& General Partners)      	      (52.74)    (199.44)	      417.93	18.47	238.03


Total Assets   	  6,938,549	   7,976,818	  9,682,326	7,982,243	8,472,258


Total Limited
Partners? Capital  	  6,721,776	   7,548,532 	 9,395,492	7,739,806	8,202,856


Net Asset Value Per
Unit                     	 1,522.34	 1,575.08	  1,774.52	1,356.59	1,338.12























       Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        	CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of
       the Partnership during the period in question.  Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest totaling $236,756 and expenses totaling $523,325, resulting in a net loss of $286,569 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $1,575.08 at December 31, 2003 to $1,522.34 at December 31, 2004. Total redemptions for the year were $545,461 and the Partnership?s ending capital was $6,874,010 at December 31, 2004, a decrease of $832,030 from ending capital at December 31, 2003 of $7,706,040.

The most significant trading losses of approximately 11.9% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarter in tandem with
       the value of the Japanese yen.  The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data. Additional losses of approximately 1.8% were incurred in the metals markets, primarily during April and December from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected U.S. economic data. Elsewhere in the metals markets, losses were recorded primarily during July and September from short positions in nickel futures as prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were incurred during December from positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 5.7% in the global interest rate futures markets from long positions in
       European interest rate futures during February, March,
August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, ?safe-haven? buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro. Additional gains of approximately 4.7% were recorded in the energy markets.
During much of the year, long positions in crude oil and its related products profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply. Within the agricultural sector, gains of approximately 2.0% were experienced during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing
       regions of the U.S. Midwest, reports of increased
inventories, and weaker export demand.   Elsewhere in the
agricultural markets, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.3% were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Gains were also recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

The Partnership recorded total trading results including interest totaling $64,805 and expenses totaling $1,028,859, resulting in a net loss of $964,054 for the year ended December 31, 2003. The Partnership?s net asset value per Unit decreased from $1,774.52 at December 31, 2002 to $1,575.08 at December 31, 2003. Total redemptions for the year were $902,850 and the Partnership?s ending capital was $7,706,040 at December 31, 2003, a decrease of $1,866,904 from ending capital at December 31, 2002 of $9,572,944.

       The most significant trading losses of approximately 7.4%
were incurred in the global interest rate markets from short positions in Japanese, Australian, and European interest rate futures during September as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses in this sector stemmed from long positions in Australian interest rate futures during March as prices reversed sharply lower amid reports of advancing Coalition Forces in the Persian Gulf region. Losses within this sector continued during December as European bond prices increased in value amid perceptions that the European Central Bank would maintain low interest rates. Consequently, losses were experienced from short positions in European interest rate futures. Additional losses of approximately 5.6% were recorded in the agricultural markets from positions in coffee and cotton futures as prices experienced volatile price movement through a majority of the year. Elsewhere in the agricultural markets, losses were recorded during October from short positions in corn futures as prices reversed higher due to news of a decrease in supply. In the energy markets, losses of approximately 4.0% were recorded primarily during October, as the Partnership entered the month with short natural gas positions, that proved unprofitable as prices rallied during the first part of the month. In response to this rise in prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. Additional losses were incurred in the
       energy sector from positions in crude oil futures as
prices moved erratically during October in response to geopolitical and supply/demand factors. Additional losses were experienced during November and December as energy prices continued to trade in a volatile fashion. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 10.0% in the currency markets produced by long positions in the Australian dollar versus the U.S. dollar during a majority of the year as the value of the Australian currency increased versus the U.S. dollar on the heels of higher commodity prices and a significant interest rate differential between the two countries. Additional gains resulted from long positions in the euro, Singapore dollar, Swedish krona, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined throughout much of the year due to geopolitical uncertainty and negative economic data. Additional currency gains were recorded from long positions in the euro versus the Japanese yen. Additional gains of approximately 0.8% were recorded in the metals markets primarily during the fourth quarter from long positions in copper and nickel as base metal prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Smaller gains of approximately 0.2% were experienced in the global stock index futures markets primarily during December from long positions in U.S. stock index futures as
       prices increased due to strong manufacturing data and the strongest U.S. quarterly growth rate in almost 20 years.

The Partnership recorded total trading results including interest totaling $3,083,039 and expenses totaling $752,106, resulting in net income of $2,330,933 for the year ended December 31, 2002. The Partnership?s net asset value per Unit increased from $1,356.59 at December 31, 2001 to $1,774.52 at December 31, 2002.
Total redemptions for the year were $633,454 and the Partnership?s ending capital was $9,572,944 at December 31, 2002, an increase of $1,697,479 from ending capital at December 31, 2001 of $7,875,465.

The most significant trading gains of approximately 19.8% were recorded from long positions in European, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid continued uncertainty in the equity markets and negative economic data. Additional gains of approximately 18.5% were generated in the currency markets from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened due to continued uncertainty regarding a U.S. economic recovery. Additional currency gains were recorded from long positions in the euro versus the British pound. A portion of the Partnership?s overall gains was offset by losses of approximately 6.6% recorded in the metals futures markets from
       positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. In the agricultural futures markets, losses of approximately 1.6% were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarter amid shifting supply and demand concerns.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market
       conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Manager's internal controls, the Trading Manager must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Manager and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Manager to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non- performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the
       Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of
       the cash balance in a custody account held at Morgan
Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account
       linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-traded instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management
activities.   Please further note that VaR as described above may
not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Partnership?s total capital-ization was approximately $7 million and $8 million, respectively.

Primary Market	      December 31, 2004	 December 31, 2003
Risk Category  	   Value at Risk	   Value at Risk

Currency			 	  (2.27)%		 	 (2.79)%

Equity				  (1.89)		      (0.47)

Interest Rate			  (0.58) 		  	 (0.81)

Commodity				  (0.18) 			 (1.89)

Aggregate Value at Risk    (2.42)%			 (3.43)%


       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2004 through December 31, 2004.

Primary Market Risk Category        High      Low       Average
Currency						(2.27)%	(1.01)%	  (1.69)%
Equity						(1.89)	   -		  (0.51)
Interest Rate					(2.06)	(0.58)	  (1.62)
Commodity						(4.47)	(0.18)	  (1.90)
Aggregate Value at Risk		     (5.71)%	(2.30)%	  (3.60)%



       Limitations on Value at Risk as an Assessment of Market
Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk or ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003, and for the four quarter-end reporting periods during calendar year 2004. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 86% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.


Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical
       price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Currency.	 The primary market exposure of the Partnership at
December 31, 2004 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2004, the Partnership?s major exposures were to euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated
       with the Partnership?s currency trades will change
significantly in the future.

Equity. The second largest market exposure of the Partnership at December 31, 2004 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany,
Japan, Italy, and Canada.   The stock index futures traded by the
Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s primary exposures were to the CAC 40 (France), Hang Seng (China), and All Ordinaries Share Price (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Chinese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Interest Rate.	 The third largest market exposure of the
Partnership at December 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate
       movements between countries, materially impact the
Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2004, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2004, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the
       cotton, coffee, cocoa, and corn markets.  Supply and
demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At December 31, 2004, the Partnership had market exposure in the metals sector. The Partnership's metals exposure at December 31, 2004 was to fluctuations in the price of base metals, such as aluminum, copper, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2004:

Foreign Currency Balances.	The Partnership?s primary
foreign currency balance at December 31, 2004 were in the euros, Hong Kong dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership?s Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter	Total Trading Results      Net	      Net Income/
Ended		  including interest    Income/(Loss)  (Loss) Per Unit

2004
March 31	    $   479,560     	   $   331,629       $  67.68
June 30	     (1,464,863)        (1,621,789)	       (340.57)
September 30	   178,624             66,992      	    14.73
December 31	 1,043,435	 		  936,599		   205.42

Total	    $   236,756	   $  (286,569)	 $ (52.74)



2003
March 31		$1,521,656   	   $  1,103,564      $ 202.65
June 30	  	  (481,608)       	  (702,949)      (136.22)
September 30	  (754,789)       	  (963,178)  	  (187.22)
December 31	  (220,454)	  	  (401,491) 	   (78.65)

Total		$   64,805	   $   (964,054)	 $(199.44)



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



Item 9A.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this annual report,
the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of
       the Exchange Act), and have judged such controls and
procedures to be effective.

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors;
and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes
       that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004.

Item 9B.  OTHER INFORMATION
The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004. Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.

There have been no material disagreements with Deloitte & Touche
LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.
       Mr. Richard A. Beech, age 53, is a Director of Demeter.
Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds.
In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A.
       in Finance from the University of Chicago and a B.A. degree from Boston College.
Mr. Frank Zafran, age 50, is a Director of Demeter. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October
       1991 to June 1993.  Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as well as overseeing some of the Morgan Stanley?s largest client
       relationships.  Ms. Wasso-Jonikas holds a B.A. in
Economics from Mount Holyoke College and an M.B.A in Finance from the University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley. com/ourcommitment/codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners ? At December
31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2004,
Demeter owned 100 Units of general partnership interest, representing a 2.21 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $302,664 for the year ended December 31, 2004. In its capacity as the Partnership?s Trading Manager, MSFCM received management fees of $206,172 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Morgan Stanley DW, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Morgan Stanley DW through the brokerage commissions it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited
Partners for the year ended December 31, 2004.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q, and in connection with statutory and regulatory filings for the year ended December 31, 2004 were approximately $28,820 and for the year ended December 31, 2003 were $27,369.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $30,446 and Deloitte & Touche LLP were $29,559 for the year ended December 31, 2004 and 2003, respectively.

(4) All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Ernst & Young LLP and Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP are borne by Morgan Stanley through brokerage fees paid by the Partnership. Such services must be directly pre-approved by Morgan Stanley?s Audit Director and Principal Accounting Officer. All services provided by Ernst & Young LLP must be communicated to Morgan Stanley?s Audit Director.

PART IV
	Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
			FORM 8-K

	(a)	1. Listing of Financial Statements
	The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2004, are incorporated by reference to Exhibit
13.01 of this Form 10-K:
	-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for   the years ended December 31,
2004, 2003, and 2002.

	-	Statements of Financial Condition, including the Schedules
of Investments, as of December 31, 2004 and 2003.

	-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2004, 2003, and
2002.

-	Notes to Financial Statements.

	With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2004, is not deemed to be filed with this report.

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

					DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
					(Registrant)

					BY:	Demeter Management Corporation,
						General Partner


March 31, 2005	    		BY: /s/	Jeffrey A. Rothman
						 	Jeffrey A. Rothman,
							President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY:  /s/ 	Jeffrey A. Rothman                    		March 31, 2005
	  	Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2005
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	             		March 31, 2005
           Raymond A. Harris, Director

    /s/    Frank Zafran		           		March 31, 2005
	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2005
	 	Douglas J. Ketterer, Director

    /s/	Todd Taylor			                 	March 31, 2005
	  	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/  	Kevin Perry			                  	March 31, 2005
	    	Kevin Perry, Chief Financial Officer


       EXHIBIT INDEX
ITEM

3.01	Limited Partnership Agreement of the Partnership, dated as
of June 24, 1988, is incorporated by reference to Exhibit
3.01 and Exhibit 3.02 of the Partnership?s Registration
Statement on Form S-1 (File No. 33-21532).

10.01	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

10.02	Commodity Futures Customer Agreement between MS & Co. and the
Partnership, and acknowledged and agreed to by Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership?s Form 8-K
(File No. 0-17178) filed with the Securities and Exchange
Commission on November 13, 2001.

10.03	Customer Agreement between the Partnership and MSIL, dated
as of May 1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership?s Form 8-K (File No. 0-17178) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Securities Account Control Agreement among the Partnership,
MS & Co., and Morgan Stanley DW Inc., dated as of May 1,
2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-17178) filed with the
Securities and Exchange Commission on November 13, 2001.

13.01		December 31, 2004 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                         Multi-
                                                                         Market
                                                                      Portfolio

             December 31, 2004
             Annual Report

    [LOGO] Morgan Stanley

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.



                         1988   1989 1990  1991 1992  1993 1994 1995  1996  1997 1998 1999  2000 2001 2002  2003  2004
FUND                      %      %    %     %    %     %    %    %     %     %    %    %     %    %    %     %     %
------------------------------------------------------------------------------------------------------------------------
Multi-Market Portfolio   4.0    7.4  (1.3) 1.8  (7.8) 8.6  2.7  (6.4) (6.8) 13.3 5.6  (8.8) 21.6 1.4  30.8 (11.2) (3.3)
                       (4 mos.)
------------------------------------------------------------------------------------------------------------------------

                       INCEPTION-  COMPOUND
                        TO-DATE   ANNUALIZED
                         RETURN     RETURN
FUND                       %          %
--------------------------------------------
Multi-Market Portfolio    52.2       2.6

--------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
ANNUAL REPORT
2004

Dear Limited Partner:

  This marks the seventeenth annual report for the Dean Witter Multi-Market Portfolio L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,575.08 and decreased by 3.3% to $1,522.34 on December 31, 2004. The Fund has increased by 52.2% since it began trading in September 1988 (a compound annualized return of 2.6%).

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Dean Witter Multi-Market Portfolio L.P.

MULTI-MARKET PORTFOLIO

                                    [CHART]

                           Year ended
                        December 31, 2004
                        -----------------
Currencies                  -11.86%
Interest Rates                5.66%
Stock Indices                 1.26%
Energies                      4.67%
Metals                       -1.76%
Agriculturals                 1.98%

Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the currency markets, losses were recorded from positions in the Japanese yen versus the U.S. dollar primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen's trendless movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" during the first and second quarter in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data.

MULTI-MARKET PORTFOLIO



.. In the metals markets, losses were incurred primarily during April and December from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected economic data. Elsewhere in the metals markets, losses were recorded primarily during July and September from short positions in nickel futures as prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were incurred during December from positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were experienced in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, "safe-haven" buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro.

.. Additional gains were recorded in the energy markets. During much of the year, long positions in crude oil and its related products profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply.

.. Within the agricultural sector, gains were experienced during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand. Elsewhere in the agricultural markets, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China.

.. Smaller gains were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Gains were also recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Dean Witter Multi-Market Portfolio L.P. (the "Partnership"), is responsible for the management of the Partnership.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnership's internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership's transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnership's internal control over financial reporting and on the effectiveness of the Partnership's internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Multi-Market Portfolio L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnership and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Multi-Market Portfolio L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Multi-Market Portfolio L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 11, 2005

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                      -------------------
                                                        2004      2003
                                                      --------- ---------
                                                         $         $
                                    ASSETS
       Equity in futures interests trading accounts:
         Cash                                         6,315,139 7,538,387
         Net unrealized gain on open contracts
          (MS&Co.)                                      603,210   279,434
         Net unrealized gain on open
          contracts (MSIL)                               10,406   154,504
                                                      --------- ---------
           Total net unrealized gain on open
            contracts                                   613,616   433,938
                                                      --------- ---------
           Total Trading Equity                       6,928,755 7,972,325
       Interest receivable (Morgan Stanley DW)            9,794     4,493
                                                      --------- ---------
           Total Assets                               6,938,549 7,976,818
                                                      ========= =========

                       LIABILITIES AND PARTNERS' CAPITAL

       LIABILITIES
       Redemptions payable                               47,193   250,836
       Accrued management fees (MSFCM)                   17,346    19,942
                                                      --------- ---------
           Total Liabilities                             64,539   270,778
                                                      --------- ---------

       PARTNERS' CAPITAL
       Limited Partners (4,415.423 and 4,792.491
        Units, respectively)                          6,721,776 7,548,532
       General Partner (100 Units)                      152,234   157,508
                                                      --------- ---------
           Total Partners' Capital                    6,874,010 7,706,040
                                                      --------- ---------
           Total Liabilities and Partners' Capital    6,938,549 7,976,818
                                                      ========= =========

       NET ASSET VALUE PER UNIT                        1,522.34  1,575.08
                                                      ========= =========







  The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            2004        2003       2002
                                          --------   ---------  ---------
                                             $           $          $
      INVESTMENT INCOME
      Interest income (Morgan Stanley DW)   74,117      79,761    112,671
                                          --------   ---------  ---------
      EXPENSES
      Brokerage commissions
       (Morgan Stanley DW)                 302,664     521,018    464,462
      Management fees (MSFCM)              206,172     292,378    265,985
      Transaction fees and costs            14,489      23,448     21,659
      Incentive fee (MSFCM)                  --        192,015      --
                                          --------   ---------  ---------
         Total Expenses                    523,325   1,028,859    752,106
                                          --------   ---------  ---------
      NET INVESTMENT LOSS                 (449,208)   (949,098)  (639,435)
                                          --------   ---------  ---------
      TRADING RESULTS
      Trading profit (loss):
        Realized                           (18,341)    609,544  1,890,379
        Net change in unrealized           179,678    (624,500)   947,776
                                          --------   ---------  ---------
                                           161,337     (14,956) 2,838,155
      Proceeds from Litigation Settlement    1,302       --       132,213
                                          --------   ---------  ---------
         Total Trading Results             162,639     (14,956) 2,970,368
                                          --------   ---------  ---------
      NET INCOME (LOSS)                   (286,569)   (964,054) 2,330,933
                                          ========   =========  =========
      NET INCOME (LOSS) ALLOCATION:
      Limited Partners                    (281,295)   (944,110) 2,289,140
      General Partner                       (5,274)    (19,944)    41,793

      NET INCOME (LOSS) PER UNIT:
      Limited Partners                      (52.74)    (199.44)    417.93
      General Partner                       (52.74)    (199.44)    417.93

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                             UNITS OF
                            PARTNERSHIP  LIMITED   GENERAL
                             INTEREST    PARTNERS  PARTNER    TOTAL
                            ----------- ---------  -------  ---------
                                            $         $         $
         Partners' Capital,
         December 31, 2001   5,805.320  7,739,806  135,659  7,875,465
         Net income              --     2,289,140   41,793  2,330,933
         Redemptions          (410.650)  (633,454)    --     (633,454)
                             ---------  ---------  -------  ---------
         Partners' Capital,
         December 31, 2002   5,394.670  9,395,492  177,452  9,572,944
         Net loss                --      (944,110) (19,944)  (964,054)
         Redemptions          (502.179)  (902,850)    --     (902,850)
                             ---------  ---------  -------  ---------
         Partners' Capital,
         December 31, 2003   4,892.491  7,548,532  157,508  7,706,040
         Net loss                --      (281,295)  (5,274)  (286,569)
         Redemptions          (377.068)  (545,461)    --     (545,461)
                             ---------  ---------  -------  ---------
         Partners' Capital,
         December 31, 2004   4,515.423  6,721,776  152,234  6,874,010
                             =========  =========  =======  =========


  The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------
                                           2004        2003        2002
                                        ----------  ----------  ---------
                                            $           $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                    (286,569)   (964,054) 2,330,933
     Noncash item included in net
      income (loss):
       Net change in unrealized           (179,678)    624,500   (947,776)
     (Increase) decrease in operating
      assets:
       Interest receivable
        (Morgan Stanley DW)                 (5,301)      3,043      2,028
     Increase (decrease) in operating
      liabilities:
       Accrued management fees
        (MSFCM)                             (2,596)     (4,263)     4,249
                                        ----------  ----------  ---------
     Net cash provided by (used for)
      operating activities                (474,144)   (340,774) 1,389,434
                                        ----------  ----------  ---------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Increase (decrease) in redemptions
      payable                             (203,643)    165,659     (1,645)
     Redemptions of Units                 (545,461)   (902,850)  (633,454)
                                        ----------  ----------  ---------
     Net cash used for financing
      activities                          (749,104)   (737,191)  (635,099)
                                        ----------  ----------  ---------

     Net increase (decrease) in cash    (1,223,248) (1,077,965)   754,335

     Balance at beginning of period      7,538,387   8,616,352  7,862,017
                                        ----------  ----------  ---------

     Balance at end of period            6,315,139   7,538,387  8,616,352
                                        ==========  ==========  =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $6,874,010                                  $              %              $               %
Commodity                                                              80,675          1.17         (37,626)         (0.55)
Equity                                                                 94,051          1.37            --              --
Foreign currency                                                      245,645          3.57            --              --
Interest rate                                                          18,918          0.28          13,800           0.20
                                                                      -------         -----         -------          -----
  Grand Total:                                                        439,289          6.39         (23,826)         (0.35)
                                                                      =======         =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

2003 PARTNERSHIP NET ASSETS: $7,706,040
Commodity                                                             246,084          3.19         (43,285)         (0.56)
Equity                                                                 38,900          0.50            --              --
Foreign currency                                                       17,578          0.23            --              --
Interest rate                                                         (28,708)        (0.37)           --              --
                                                                      -------         -----         -------          -----
  Grand Total:                                                        273,854          3.55         (43,285)         (0.56)
                                                                      =======         =====         =======          =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2004 PARTNERSHIP NET ASSETS: $6,874,010                                 $
Commodity                                                             43,049
Equity                                                                94,051
Foreign currency                                                     245,645
Interest rate                                                         32,718
                                                                     -------
  Grand Total:                                                       415,463

  Unrealized Currency Gain                                           198,153
                                                                     -------
  Total Net Unrealized Gain per Statement of Financial Condition     613,616
                                                                     =======
2003 PARTNERSHIP NET ASSETS: $7,706,040
Commodity                                                            202,799
Equity                                                                38,900
Foreign currency                                                      17,578
Interest rate                                                        (28,708)
                                                                     -------
  Grand Total:                                                       230,569

  Unrealized Currency Gain                                           203,369
                                                                     -------
  Total Net Unrealized Gain per Statement of Financial Condition     433,938
                                                                     =======

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

  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM"). Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates, and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

for trading and (B) net unrealized gains or losses on open contracts which are valued at market and calculated as the difference between original contract value and market value.

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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership incurs a monthly management fee and may incur an incentive fee. Demeter and/or Morgan Stanley DW bear all other operating expenses.

REDEMPTIONS. Limited partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon five business days advance notice by redemption form to Demeter.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnership's profits.

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

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $132,213 during August 2002 and $1,302 during July 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays Morgan Stanley DW monthly brokerage commissions as described in Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

--------------------------------------------------------------------------------
3. TRADING MANAGER
Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with MSFCM to make all trading decisions for the Partnership.
  Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2004  397,033   216,583  613,616 Sep. 2005 Mar. 2005
              2003  416,360    17,578  433,938 Mar. 2004 Mar. 2004

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate totaled $6,712,172 and $7,954,747 at December 31, 2004 and 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                      PER UNIT:
                                                      ---------
               NET ASSET VALUE, JANUARY 1, 2004:      $1,575.08
                                                      ---------
               NET OPERATING RESULTS:
                 Interest Income                          15.79
                 Expenses                               (111.50)
                 Realized Profit                           4.41
                 Unrealized Profit                        38.28
                 Proceeds from Litigation Settlement       0.28
                                                      ---------
                 Net Loss                                (52.74)
                                                      ---------
               NET ASSET VALUE, DECEMBER 31, 2004:    $1,522.34
                                                      =========
               RATIOS TO AVERAGE NET ASSETS:
                 Net Investment Loss                     (6.6)%
                 Expenses before Incentive Fees           7.7 %
                 Expenses after Incentive Fees            7.7 %
                 Net Loss                                (4.2)%

               TOTAL RETURN BEFORE INCENTIVE FEES        (3.3)%
               TOTAL RETURN AFTER INCENTIVE FEES         (3.3)%
               INCEPTION-TO-DATE RETURN                  52.2 %
               COMPOUND ANNUALIZED RETURN                 2.6 %

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper