Form 10-Q
period 2006-03-31
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2006-05-10
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Statements of Financial Condition as of March 31, 2006
(Unaudited) and December 31, 2005.......................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited)......4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)...............5

		Notes to Financial Statements (Unaudited)............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations....13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk......................................22-35

Item 4.	Controls and Procedures..........................35-36


PART II. OTHER INFORMATION

Item 1A.Risk Factors........................................37



Item 5.	Other Information...................................37



Item 6.	Exhibits.........................................37-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	    December 31,
                     2006       	       2005
	$	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	3,798,506	3,888,925
	Restricted cash	    491,793	      314,197

	    Total cash	  4,290,299	   4,203,122

	Net unrealized gain on open contracts (MS&Co.)	    302,840	      332,124
	Net unrealized gain on open contracts (MSIL)	      60,194	        82,528

	     Total net unrealized gain on open contracts	     363,034	      414,652

	Total Trading Equity	4,653,333	4,617,774

Interest receivable (Morgan Stanley DW)	13,950	12,079
Due from Morgan Stanley DW	         ?      	                12

	Total Assets	   4,667,283 	   4,629,865

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	107,552	        33,608
Accrued management fees (VK Capital)	         7,779	        11,575

	Total Liabilities	    115,331	        45,183

Partners? Capital

Limited Partners (3,549.958 and
   3,748.255 Units, respectively)	4,427,240	 4,465,545
General Partner (100 Units)	    124,712	      119,137

	Total Partners? Capital	    4,551,952	   4,584,682

	Total Liabilities and Partners? Capital	     4,667,283	   4,629,865

NET ASSET VALUE PER UNIT                                                 	       1,247.12	     1,191.37

	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	   	    For the Quarters Ended March 31,


                                                                         		            2006    	    2005
                                                                               	                           $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   39,183			              31,578

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		51,459	73,062
	Management fees (VK Capital)		  26,952	   45,664
	Transaction fees and costs		        3,117	       3,737

		Total Expenses		    81,528	    122,463

NET INVESTMENT LOSS	   (42,345)	     (90,885)

TRADING RESULTS
Trading profit (loss):
	Realized			 302,951	2,611
	Net change in unrealized		   (51,618)	     (891,168)

    		Total Trading Results		   251,333	     (888,557)

NET INCOME (LOSS) 	    208,988	        (979,442)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             203,413
    (957,593)
	General Partner                                                   		               5,575	    (21,849)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               55.75	(218.49)
	General Partner                                                   		               55.75	  (218.49)








	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




	     Units of
	Partnership	Limited	General
	    Interest    	   Partners   	   Partner   	      Total
		$	$	$

Partners? Capital,
	December 31, 2004	4,515.423	6,721,776	152,234	6,874,010

Net Loss	?	(957,593)	(21,849)	(979,442)

Redemptions	                                                       (115.076)	   (157,176)	          ?      	    (157,176)

Partners? Capital,
   March 31, 2005                                                4,400.347		  5,607,007	    130,385
 5,737,392





Partners? Capital,
	December 31, 2005	3,848.255	4,465,545	119,137	4,584,682

Net Income	?	203,413	5,575	208,988

Redemptions	                                                       (198.297)	    (241,718)	          ?      	    (241,718)

Partners? Capital,
   March 31, 2006                                                3,649.958		  4,427,240	    124,712
 4,551,952













	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

                                               2006                            2005
                                             $                                   $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	208,988	(979,442)
Noncash item included in net income (loss):
	Net change in unrealized	51,618	891,168

(Increase) decrease in operating assets:
	Restricted cash	(177,596)	(970,156)
	Interest receivable (Morgan Stanley DW)	(1,871)	(1,701)
	Due from Morgan Stanley	12	?

Decrease in operating liabilities:
	Accrued management fees (VK Capital)	     (3,796)	          (2,853)

Net cash provided by (used for) operating activities	    77,355	    (1,062,984)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (167,774)	     (158,734)

Cash used for financing activities	   (167,774)	     (158,734)

Net decrease in unrestricted cash	(90,419)	(1,221,718)

Unrestricted cash at beginning of period	      3,888,925	   5,698,687

Unrestricted cash at end of period	  3,798,506	   4,476,969







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Multi-Market Portfolio L.P. (the ?Partnership?).
 The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Multi-Market Portfolio L.P. is a Delaware limited partnership organized in 1988 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Effective February 1, 2006, the monthly management fee, payable by the Partnership to VK Capital Inc., was reduced from 1/4 of 1%
(a 3% annual rate) to 1/6 of 1% (a 2% annual rate).  Also,


       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

effective February 1, 2006, the quarterly incentive fee, payable by the Partnership to VK Capital Inc., was increased from 15% to 20%.

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


       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains/(losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains/(Losses)
                        on Open Contracts                   Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total      Traded       Traded
                    $             $             $
Mar. 31, 2006	454,163	(91,129)	363,034	Dec. 2007	Jun. 2006
Dec. 31, 2005	342,453	72,199	414,652	Sep. 2006	Mar. 2006


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded


       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission
(?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $4,744,462 and $4,545,575 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-

       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period.
It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during
       the period in question.  Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $290,516 and expenses totaling $81,528, resulting in a net income of $208,988 for the three months ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,191.37 at December 31, 2005 to $1,247.12 at March 31, 2006.

The most significant trading gains of approximately 4.2% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 3.4% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 0.6% were recorded, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. A portion of these gains for quarter was offset by losses of approximately 2.5% in the currency markets from long U.S. dollar positions versus the Japanese yen, Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates will continue to increase. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.2% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.1% were recorded in the agricultural markets, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. Elsewhere in the agricultural sector, losses were experienced from both long and short positions in cotton and cocoa as prices moved without consistent direction throughout a majority of the quarter amid conflicting news regarding supply and demand.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(856,979) and expenses totaling $122,463, resulting in a net loss of $979,442 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,522.34 at December 31, 2004 to $1,303.85 at March 31, 2005.

The most significant trading losses of approximately 15.3% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless pattern amid speculation that China would revalue its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 1.8% were recorded in the global interest rate futures markets, primarily
       during March, from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Smaller losses of approximately 0.1% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.8% in the energy markets during March from long futures positions in natural gas as prices moved higher in tandem with rising crude oil prices. Within the crude oil markets, gains were recorded from long futures positions in February and March as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in
       the Northeastern U.S., and predictions from analysts at
Goldman Sachs that oil prices could reach $105 a barrel.
Smaller gains of approximately 0.2% were recorded in the metals markets during February and March from long positions in copper and aluminum as prices increased due to news of continued strong demand from the developing economies of Asia.

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and
       forwards are settled daily through variation margin.
Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?)
that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

       The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $5 million and $6 million, respectively.

Primary Market  	     March 31, 2006	        March 31, 2005
Risk Category   	      Value at Risk		    Value at Risk

Interest Rate	(1.66)%	(1.73)%
Equity	                        (0.85)                (2.45)
Currency	(0.50)	     (1.15)
Commodity    	(0.80)	 (4.23)
Aggregate Value at Risk 	      (2.31)%	(6.17)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High       Low     Average
Interest Rate	(1.81)%	(0.63)%	(1.34)%

Equity	(2.73)	(0.46)	(1.14)

Currency	(1.28)	(0.50)	(0.86)

Commodity	(0.88)	(0.38)	(0.68)

Aggregate Value at Risk	             (2.99)%	(1.34)%	(2.11)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 86% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At March 31, 2006 the primary market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.
 The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly? based indices. At March 31, 2006, the Partnership?s primary exposure was to the DAX (Germany) and the NIKKEI 225 (Japan) stock index. The Partnership is typically exposed to the risk of adverse price trends or static markets in the Asian, U.S., and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Currency.  At March 31, 2006 the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro and the British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn, coffee, soybeans, wheat, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Metals.	At March 31, 2006 the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was to futures contracts in natural gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in Australian dollars, British pounds, and euros. The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2.
?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                     Dean Witter Multi-Market Portfolio L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 15, 2006         By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.