Form 10-Q
period 2006-09-30
WITTER DEAN MULTI MARKET PORTFOLIO L P
filed 2006-11-13
CIK 832350

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X




       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition as of September 30,
2006 (Unaudited) and December 31, 2005....................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited).............3

Statements of Changes in Partners? Capital for the
Nine Months Ended September 30, 2006 and 2005
(Unaudited) ..............................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited).............5

		Notes to Financial Statements (Unaudited)..............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations......13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................29-39

Item 4.	Controls and Procedures...............................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors..........................................40



Item 5.	Other Information..................................40-42



Item 6.	Exhibits..............................................42



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	    December 31,
               2006       	       2005
	$	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	3,690,688	3,888,925
	Restricted cash	      47,947	      314,197

	     Total cash	   3,738,635	   4,203,122

	Net unrealized gain on open contracts (MS&Co.)	    140,401	      332,124
	Net unrealized gain on open contracts (MSIL)	                ?      	        82,528

	     Total net unrealized gain on open contracts	      140,401	      414,652

	Total Trading Equity	3,879,036	4,617,774

Interest receivable (Morgan Stanley DW)	13,360	12,079
Due from Morgan Stanley DW	               ?      	                12

	Total Assets	   3,892,396	   4,629,865

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	83,156	        33,608
Accrued management fee (VK Capital)	                  ?       	        11,575

	Total Liabilities	        83,156	        45,183

Partners? Capital

Limited Partners (3,037.144 and
   3,748.255 Units, respectively)	3,687,816	 4,465,545
General Partner (100 Units)	       121,424	      119,137

	Total Partners? Capital	    3,809,240	   4,584,682

	Total Liabilities and Partners? Capital	    3,892,396	   4,629,865

NET ASSET VALUE PER UNIT                                                 	      1,214.24	     1,191.37

	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



      For the Three Months	                            For the Nine  Months
       Ended September 30,     	           Ended September 30,


                         2006   	         2005     	        2006   	    2005
                         $	             $	              $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)    	     42,939		       34,402 		      125,659		            97,094

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	26,076	56,406	122,221		196,381
	Management fees (VK Capital)	      14,243	    37,360	65,829 		   123,382
	Transaction fees and costs	        1,482	          2,707    	        7,646		        10,312

		   Total Expenses 	      41,801   	        96,473	    195,696		       330,075

NET INVESTMENT INCOME (LOSS) 	        1,138	       (62,071)	     (70,037)		     (232,981)

TRADING RESULTS
Trading profit (loss):
	Realized	19,455 	328,895		447,807	(455,222)
	Net change in unrealized	   (239,139)	     (537,383) 	    (274,251)		        (674,345)

		   Total Trading Results	   (219,684)	     (208,488)		     173,556	  (1,129,567)

NET INCOME (LOSS)	   (218,546)	     (270,559)	     103,519	  (1,362,548)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(212,430)	  (263,961)	101,232	(1,331,781)
	General Partner 	(6,116)	(6,598)	2,287	(30,767)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                         (61.16)                (65.97)	22.87		(307.67)
	General Partner                                                          (61.16)                (65.97)	22.87		(307.67)






	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)




	     Units of
	Partnership	Limited	General
	    Interest    	   Partners   	   Partner   	      Total
		$	$	$

Partners? Capital,
	December 31, 2004	4,515.423	6,721,776	152,234	6,874,010

Net Loss	?	(1,331,781)	(30,767)	(1,362,548)

Redemptions	                                                       (578.826)	   (729,807)	          ?      	    (729,807)

Partners? Capital,
   September 30, 2005	                                        3,936.597	  4,660,188 	    121,467	   4,781,655





Partners? Capital,
	December 31, 2005	3,848.255	4,465,545	119,137	4,584,682

Net Income	?	101,232	2,287	103,519

Redemptions	                                                       (711.111)	  (878,961)	          ?      	    (878,961)

Partners? Capital,
   September 30, 2006	                                        3,137.144	  3,687,816 	    121,424	   3,809,240











	The accompanying notes are an integral part of these financial statements.


       <table>
	DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

             2006                            2005
                 $                                   $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	103,519	(1,362,548)
Noncash item included in net income (loss):
	Net change in unrealized	274,251	674,345

(Increase) decrease in operating assets:
	Restricted cash		266,250	(122,584)
	Interest receivable (Morgan Stanley DW)	  	(1,281)	(1,584)
	Due from Morgan Stanley DW	   12	?

Decrease in operating liabilities:
	Accrued management fees (VK Capital)	   (11,575)	         (5,119)

Net cash provided by (used for) operating activities	  631,176	     (817,490)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (829,413)	     (680,182)

Net cash used for financing activities	  (829,413)	     (680,182)

Net decrease in unrestricted cash	(198,237)	(1,497,672)

Unrestricted cash at beginning of period	  3,888,925   	   5,698,687

Unrestricted cash at end of period	   3,690,688	   4,201,015








	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?).
 Prior to the termination of trading on August 31, 2006, the trading manager was VK Capital Inc. (?VK Capital? or the ?Trading Manager?). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

Effective October 31, 2006, Demeter withdrew from the Partnership as general partner and thereafter, commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with Demeter?s withdrawal from the Partnership, Demeter terminated VK Capital within the Partnership effective August 31, 2006.

In accordance with the Partnership?s Limited Partnership Agreement, Demeter commenced liquidation of the Partnership, and as a result, has changed its basis of accounting from the going concern basis to the liquidation basis whereby assets and liabilities are stated at their estimated settlement amounts and all costs of liquidation have been recognized. The adoption of

       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the liquidation basis of accounting did not have a material effect on the carrying values of assts and liabilities as of September 30, 2006.

2.  Related Party Transactions
Prior to the termination of trading on August 31, 2006, the Partnership?s cash was on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW paid the Partnership interest income equal to 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership paid brokerage commissions to Morgan Stanley DW. Management fees and incentive fees, if any, incurred by the Partnership, were paid to VK Capital.

Following termination of trading, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. However, the Partnership no longer pays any brokerage commissions or management fees.



       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
Prior to the termination of trading on August 31, 2006, the Partnership traded futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  Net Unrealized Gains/(Losses)
                        on Open Contracts                   Longest Maturities
	Exchange-	Off-Exchange-	               Exchange-	 Off-Exchange-
Date	  Traded  	   Traded        	Total      Traded       Traded
                    $             $             $
Sep. 30, 2006	188,346	(47,945)	140,401	    -	Nov. 2006
Dec. 31, 2005	342,453	72,199	414,652	Sep. 2006	Mar. 2006

Prior to termination of trading, the Partnership had credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership traded was limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

Prior to termination of trading, the Partnership also had credit risk because Morgan Stanley DW, MS & Co., and MSIL acted as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts were marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, were required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets,


       DEAN WITTER MULTI-MARKET PORTFOLIO L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $3,926,981 and $4,545,575 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there were no daily exchange-required settlements of variation in value, nor was there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership was required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which was accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership was at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform.
The Partnership had a netting agreement with MS & Co. This agreement, which sought to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, was intended materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. Prior to the termination of trading on August 31, 2006, the Partnership deposited its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager. Such assets were used as margin to engage in trading and were used as margin solely for the Partnership?s trading. The assets were held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.

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

       For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

Effective September 1, 2006, the Partnership?s assets are on deposit with Morgan Stanley DW and are not used for trading.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. In connection with the termination of trading on behalf of the Partnership on August 31, 2006, Demeter withdrew from the Partnership effective October 31, 2006, and commenced dissolution of the Partnership, including final redemption of units of limited partnership interest (?Unit(s)?)
and distribution of capital to the partners, in accordance with the Partnership?s Limited Partnership Agreement. Following this final distribution of capital, the Partnership will not have any capital resource arrangements.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to
       make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the
       Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)?
for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(176,745) and expenses totaling $41,801, resulting in a net loss of $218,546 for the three months ended

       September 30, 2006. The Partnership?s net asset value per
Unit decreased from $1,275.40 at June 30, 2006 to $1,214.24 at
September 30, 2006.

The most significant trading losses of approximately 3.2% were recorded in the energy sector, primarily during July, from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected. Elsewhere in the energy markets, short positions in natural gas futures incurred losses during July as prices moved higher after hot weather across much of the U.S. boosted demand. Additional losses were incurred during August from long futures positions in natural gas, unleaded gas, and heating oil as prices fell sharply due to indications of a weakening economy. In addition, prices moved lower on signs that Tropical Storm Ernesto would likely bypass the production areas of the eastern and central Gulf of Mexico. Within the global interest rate sector, losses of approximately 1.1% were incurred during July and August from short positions in German and Australian fixed-income futures as prices moved higher on significant geopolitical concerns and signs of a slowing global economy. German fixed-income futures prices also moved higher after the European Central Bank kept its interest rate unchanged, while Australian fixed-income futures prices rose after an economic report showing consumer confidence in Australia had its biggest monthly decline since 1989. Additional losses of approximately 1.0% were experienced within the currency futures markets from short and long U.S. dollar positions against the euro, Swedish krona, Swiss franc, Australian dollar, and Singapore dollar. Short positions in the U.S. dollar against the euro, Swiss franc, and Swedish krona incurred losses during early July as the U.S. dollar strengthened following narrower-than-expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded toward the end of July from newly established short positions in the Swiss franc, and Swedish krona, as well as existing short positions in the Australian dollar, versus the U.S. dollar as the value of the U.S. dollar moved lower on fears of a slowing economy and weaker-than-expected U.S. Gross Domestic Product growth. Further losses in the currency markets were also incurred from short positions in the U.S. dollar versus the Swiss franc, euro, Australian dollar, and Singapore dollar as the U.S. dollar reversed higher at the end of August. Smaller losses, approximately 0.2%, were recorded in the agricultural complex during August from short positions in coffee futures as prices increased, hitting seven-year highs, on concerns of tight supplies amid speculation of lower production and increased demand. Elsewhere in the agricultural complex, short positions in corn futures incurred losses as prices rose during July and August on reports of low inventories and high demand amid an increase in ethanol production.
       The Partnership recorded total trading results including interest income totaling $299,215 and expenses totaling $195,696, resulting in net income of $103,519 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,191.37 at December 31, 2005 to $1,214.24 at September 30, 2006.

The most significant trading gains of approximately 9.9% were experienced from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel futures prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver futures prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 1.5% were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the release of stronger-than-expected economic data. A portion of these gains for the first nine months of the year was offset by losses of approximately 5.5% incurred in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Losses were also incurred in the energy sector during the third quarter, primarily during July, from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand would be negatively affected. Losses of approximately 1.7% were experienced within the currency sector from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower during January on expectations that the U.S. Federal Reserve?s interest rate tightening campaign might soon come to an end. Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some
of their assets away from the U.S. dollar.   Further losses in the
currency sector were experienced during February from short U.S. dollar positions relative to the Australian dollar and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive interest rate hike. Meanwhile, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise interest rates in the near-term, thus continuing Japan?s ?zero-interest-rate policy?. Losses were also experienced during July and May from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July, losses were recorded from long and short positions in the U.S. dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar fluctuated amid uncertainty regarding the future of the U.S. Federal Reserve?s interest rate policy. In the global stock index sector, losses of approximately 1.7% were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign. Smaller losses of approximately 0.5% were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. In addition, losses were recorded in August from short positions in coffee futures as prices increased on concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

For the Three and Nine Months Ended September 30, 2005
       The Partnership recorded total trading results including interest income totaling $(174,086) and expenses totaling $96,473, resulting in a net loss of $270,559 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,280.64 at June 30, 2005 to $1,214.67 at September 30, 2005.

The most significant trading losses of approximately 8.2% were recorded within the currency markets during August from long U.S. dollar positions against the euro, Japanese yen, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. Elsewhere in the currency markets, losses were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Smaller losses were incurred from long positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar finished lower. During September, losses were incurred from short U.S. dollar positions against the Japanese yen, euro, and Swiss franc, as the value of the U.S. dollar increased during the month. The main driver of the
       U.S. dollar strength was the expectation that the U.S.
Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Additional losses of approximately 7.2% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, Japanese, U.S., and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Smaller losses of approximately 0.4% were recorded in the metals markets, primarily during July and August, from positions in aluminum and gold as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 6.1% in the energy markets during August from long positions in natural gas and crude oil as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities. Further gains were experienced during September from long positions in natural gas as prices continued
       to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Additional gains of approximately 4.8% were experienced in the global stock index futures markets, primarily during July and September, from long positions in European and Pacific Rim equity index futures as prices increased on strong corporate earnings, a decline in oil prices, and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the agricultural markets, gains of approximately 0.1% were recorded during August and September from short positions in coffee futures as prices trended lower amid news of lower global consumption and a strong crop from Brazil and Colombia.

The Partnership recorded total trading results including interest income totaling $(1,032,473) and expenses totaling $330,075, resulting in a net loss of $1,362,548 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,522.34 at December 31, 2004 to $1,214.67 at September 30, 2005.

The most significant trading losses of approximately 20.7% were recorded in the currency markets from positions in the euro
       relative to the British pound and the U.S. dollar.
During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S. dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings
       from the U.S. Federal Reserve Chairman Alan Greenspan.
Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Finally, during September, losses were incurred in currencies from short U.S. dollar futures positions against the euro, Swiss franc, and Swedish krona, as the value of the U.S. dollar increased during the month on expectations that the U.S. Federal Reserve would
most likely continue to raise interest rates.   Additional
losses of approximately 3.8% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro toward the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by the U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting
       economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.4% were recorded from both long and short positions in corn during March, April, May, and June as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses were experienced during February, March, and September from positions in cocoa futures. Within the metals markets, losses of approximately 1.5% were recorded during April, June, July, and August from both long and short positions in gold and aluminum futures as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of these losses for the first nine months of the year was offset by gains of approximately 6.7% in the global stock index futures markets during May, June, July, and September from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro, as
       investors expressed confidence that a weaker euro would boost European exports. Elsewhere in the global equity index markets, gains were recorded during September from long positions in Australian stock index futures as prices moved significantly higher on news of the largest ever annual jobs gain, an improvement in that country?s Current-Account deficit, and strong retail sales data. Additional gains of approximately 1.9% were experienced in the energy markets during May from long positions in natural gas futures as prices drifted higher on the heels of higher crude oil prices. During August, further gains resulted from long positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed production facilities. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen throughout the month in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool that prior to the termination of trading on August 31, 2006, was engaged primarily in the
       speculative trading of futures and forwards.  The market-
sensitive instruments held by the Partnership were acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets were at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments was inherent to the primary business activity of the Partnership.

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, prior to the termination of trading the Partnership was required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

       The face value of the market sector instruments held by the Partnership was typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage caused the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

As of the termination of trading within the Partnership, the Partnership is no longer exposed to market risk.

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

       Prior to termination of trading on August 31, 2006, the
Partnership accounted for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability
       distribution of daily ?simulated profit and loss?
outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. The Partnership?s VaR at September 20, 2006 was zero for all
       market categories because its open positions have been offset. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $4 million and $5 million, respectively.

Primary Market  	   September 30, 2006	 September 30, 2005
Risk Category   	      Value at Risk		    Value at Risk

Equity	                         -  %      	 (2.73)%
Interest Rate	                  - 	(1.23)
Currency                       -	(1.16)
Commodity                      -	     (0.65)
Aggregate Value at Risk 	       -  %	(2.99)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High       Low     Average
Equity	(0.85)%	      - %	(0.33)%

Interest Rate	(1.66)	-	(0.72)

Currency	(0.50)	       -	(0.33)

Commodity	(0.88)	-	(0.56)

Aggregate Value at Risk	(2.31)%	      - %	(1.10)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
       At September 30, 2006, there was no non-trading risk
exposure because the Partnership did not have any foreign currency balances.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 106% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       Prior to the termination of trading, the Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, were subject to numerous uncertainties, contingencies, and risks, any one of which could have caused the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could have resulted in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

As of the termination of trading within the Partnership on August
31, 2006, the Partnership is no longer exposed to trading risk.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2006, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure Prior to the termination of trading on August 31, 2006, the Partnership and the Trading Manager, separately, attempted to manage the risk for the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter managed market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager established diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2.
?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Reports on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 5.  OTHER INFORMATION
Demeter withdrew from the Partnership effective October 31, 2006, and thereafter commenced liquidation and dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement dated June 24, 1988. In connection with this withdrawal, Demeter terminated trading within the Partnership effective August 31, 2006. Following termination of trading within the Partnership, all Partnership assets are paid interest at the rate equal to the average yield on 13-week U.S. Treasury bills, and all management fees and brokerage commissions on such assets are waived.



       Management.  On September 22, 2006, the following
individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within
       the Global Wealth Management Group at Morgan Stanley.  Mr.
Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

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




                     Dean Witter Multi-Market Portfolio L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2006    By:/s/Lee Horwitz
                           Lee Horwitz
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











? 1 ?